Form 10-Q
period 1998-06-30
RAINBOW RENTALS INC
filed 1998-08-13
CIK 1058441

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-24333

                              RAINBOW RENTALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                         34-1512520
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                             3711 Starr Centre Drive
                              Canfield, Ohio 44406
                    ----------------------------------------
                    (Address of principal executive offices)

                                  330-533-5363
                         -------------------------------
                         (Registrant's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1998: 5,925,735

                              RAINBOW RENTALS, INC.

                                      INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I          FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                           Condensed Consolidated Balance Sheets as of
                           December 31, 1997 and June 30, 1998                                   3

                           Condensed Consolidated Statements of Income - for
                           the three and six months ended June 30, 1997 and 1998                 4

                           Condensed Consolidated Statements of
                           Shareholders Equity                                                   5

                           Condensed Consolidated Statements of Cash Flows -
                           for the six months ended June 30, 1997 and 1998                       6

                           Notes to Condensed Consolidated Financial Statements                  7

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           Condition And Results Of Operations                                   8

PART II         OTHER INFORMATION

         ITEM 2.           Changes in Securities and Use of Proceeds                            13

         ITEM 6.           Exhibits and Reports on Form 8-K                                     13


                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            December 31,             June 30,
                                                                                               1997                   1998
                                                                                            ------------            -----------
                                                                                                                    (unaudited)
                                       ASSETS
Current assets
     Cash                                                                                   $     77,095            $    13,973
     Rental-purchase merchandise, net                                                         23,411,079             24,041,630
     Prepaid expenses and other current assets                                                   770,089                354,957
     Income tax receivable                                                                       399,000                 52,382
                                                                                            ------------            -----------
          Total current assets                                                                24,657,263             24,462,942
Property and equipment, net                                                                    3,441,884              3,439,581
Deferred income taxes                                                                          1,041,000                984,000
Other assets, net                                                                              2,100,204              1,840,989
                                                                                            ============            ===========
          Total assets                                                                      $ 31,240,351            $30,727,512
                                                                                            ============            ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current installments of obligations under capital leases                               $     80,000            $    80,000
     Accounts payable                                                                          1,000,399              1,741,335
     Accrued income taxes                                                                        128,947                 40,774
     Accrued compensation and related costs                                                    1,090,735              1,038,485
     Other liabilities and accrued expenses                                                    1,562,381                949,900
     Deferred income taxes                                                                     1,201,000              1,509,000
                                                                                            ------------            -----------
          Total current liabilities                                                            5,063,462              5,359,494
Long-term debt                                                                                12,463,929                404,666
Notes payable                                                                                 10,488,035                 -
Obligations under capital leases, excluding current installments                                 171,105                141,586
                                                                                            ------------            -----------
          Total liabilities                                                                   28,186,531              5,905,746
Shareholders' equity
     Serial preferred stock, no par value, 2,000,000 shares authorized
          none issued                                                                             -                      -
     Common stock, no par value; 10,000,000 shares authorized,
          3,675,735 and 5,925,735 issued and outstanding at
          December 31, 1997 and June 30, 1998, respectively                                       60,150             11,039,062
     Retained earnings                                                                        14,088,286             15,689,232
     Treasury stock, 2,716,875 and 466,875 common shares at
          December 31, 1997 and June 30, 1998, respectively, at cost                         (11,094,616)            (1,906,528)
                                                                                            ------------            -----------
          Total shareholders' equity                                                           3,053,820             24,821,766
                                                                                            ------------            -----------
          Total liabilities and shareholders equity                                         $ 31,240,351            $30,727,512
                                                                                            ============            ===========



     See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                               FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                               JUNE 30,
                                                               1997                  1998             1997                  1998
                                                               ----                  ----             ----                  ----
                                                                      (UNAUDITED)                            (UNAUDITED)
                                                           ----------------------------------     ----------------------------------
Revenues
     Rental revenue                                        $12,997,612           $14,763,939      $25,126,378           $28,932,364
     Fees                                                      390,421               483,934          721,095               915,981
     Merchandise sales                                         386,100               353,459          886,091               889,008
                                                           -----------           -----------      -----------           -----------
                  Total revenues                            13,774,133            15,601,332       26,733,564            30,737,353
Operating expenses
     Merchandise costs
          Depreciation and other merchandise
            costs                                            4,708,075             5,325,757        9,139,928            10,390,978
     Store operating expenses
          Salaries and related expenses                      2,914,794             3,482,331        5,542,295             6,783,041
          Occupancy expenses                                   966,159             1,179,440        1,911,796             2,301,259
          Advertising expenses                                 850,240               920,099        1,614,767             1,740,550
          Other store expenses                               1,589,477             1,871,611        3,059,212             3,643,157
                                                           -----------           -----------      -----------           -----------
                  Total store operating expenses             6,320,670             7,453,481       12,128,070            14,468,007
                                                           -----------           -----------      -----------           -----------
                  Total merchandise costs and store
                    operating expenses                      11,028,745            12,779,238       21,267,998            24,858,985
     General and administrative expenses                     1,040,372             1,155,970        2,085,992             2,352,722
                                                           -----------           -----------      -----------           -----------
                  Total operating expenses                  12,069,117            13,935,208       23,353,990            27,211,707
                                                           -----------           -----------      -----------           -----------
                  Operating income                           1,705,016             1,666,124        3,379,574             3,525,646
Interest expense                                               556,510               372,907          780,621               842,613
Other expense (income), net                                     38,909              (134,551)           8,555              (100,913)
                                                           -----------           -----------      -----------           -----------
                  Income before income taxes                 1,109,597             1,427,768        2,590,398             2,783,946
Income taxes                                                   471,577               606,000        1,100,915             1,183,000
                                                           ===========           ===========      ===========           ===========
                  Net income                               $   638,020           $   821,768      $ 1,489,483           $ 1,600,946
                                                           ===========           ===========      ===========           ===========

Earnings per common share:
     Basic and diluted earnings per share:                 $      0.15           $      0.19      $      0.28           $      0.40
                                                           ===========           ===========      ===========           ===========

Weighted average common shares outstanding:
     Basic                                                   4,302,706             4,318,592        5,341,885             3,998,939
                                                           ===========           ===========      ===========           ===========
     Diluted                                                 4,302,706             4,320,133        5,341,885             3,999,714
                                                           ===========           ===========      ===========           ===========



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                                        Total
                                                     Common               Retained              Treasury            Shareholders'
                                                     Stock                Earnings                Stock                Equity
                                                     -----                --------                -----                ------
Balance at December 31, 1996                     $     60,150          $ 11,407,288          $     -                $ 11,467,438
     Net income                                        -                  2,680,998                -                   2,680,998
     Acquisition of 2,716,875 common shares            -                     -                (11,094,616)           (11,094,616)
                                                 --------------------------------------------------------------------------------
Balance at December 31, 1997                           60,150            14,088,286           (11,094,616)             3,053,820
     Net income (unaudited)                                               1,600,946                                    1,600,946
     Issuance of 2,250,000 common shares           10,978,912                -                  9,188,088             20,167,000
                                                 ================================================================================
Balance at June 30, 1998 (unaudited)             $ 11,039,062          $ 15,689,232          $ (1,906,528)          $ 24,821,766
                                                 ================================================================================



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                      1997                        1998
                                                                                   -----------                 -----------
                                                                                   (UNAUDITED)                 (UNAUDITED)
Cash flows from operating activities
     Net income                                                                   $  1,489,483               $  1,600,946
     Reconciliation of net income to net cash provided
        by (used in) operating activities
        Depreciation of property and equipment and
             amortization of loan fees, noncompete
             and consulting agreements                                                 924,045                    933,568
        Depreciation of merchandise inventory                                        8,082,291                  9,302,787
        Deferred income taxes                                                          496,500                    365,000
        Gain on disposal of property and equipment                                    (109,420)                  (131,089)
        Purchases of merchandise inventory                                         (12,492,050)               (10,976,460)
        Merchandise inventory disposed, net                                          1,069,023                  1,062,533
        (Increase) decrease in
             Short-term investments                                                     27,012                       -
             Prepaid expenses and other current assets                                 118,698                    415,132
             Income tax receivable                                                    (301,190)                   346,618
        Increase (decrease) in
             Accounts payable                                                         (286,817)                   740,936
             Accrued income taxes                                                     (202,716)                   (88,173)
             Accrued compensation and related costs                                    (39,305)                   (52,250)
             Other liabilities and accrued expenses                                     48,015                   (612,481)
                                                                                  ------------               ------------
                 Net cash provided by (used in) operating activities                (1,176,431)                 2,907,067
                                                                                  ------------               ------------

Cash flows from investing activities
     Purchase of property and equipment, net                                          (906,483)                  (745,514)
     Proceeds on the sale of property and equipment                                    159,100                    185,142
                                                                                  ------------               ------------
                 Net cash used in investing activities                                (747,383)                  (560,372)
                                                                                  ------------               ------------

Cash flows from financing activities
     Proceeds from long-term debt borrowings                                        34,036,000                 29,650,000
     Current installments and repayments of long-term debt                         (29,686,274)               (41,709,263)
     Proceeds from stock offering, net of related expenses                               -                     20,167,000
     Decrease in notes payable                                                         (39,954)               (10,488,035)
     Loan origination fees paid                                                       (147,500)                    -
     Payment in connection with Redemption Agreement                                (2,699,771)                    -
     Principal payments under capital lease obligations                                (10,757)                   (29,519)
                                                                                  ------------               ------------
                 Net cash provided by (used in) financing activities                 1,451,744                 (2,409,817)
                                                                                  ------------               ------------

Net decrease in cash                                                                  (472,070)                   (63,122)
Cash at beginning of period                                                            472,070                     77,095
                                                                                  ============               ============
Cash at end of period                                                             $     -                    $     13,973
                                                                                  ============               ============

Supplemental cash flow information:
     Net cash paid during the period for
        Interest                                                                  $    684,314               $    925,320
        Income taxes                                                                 1,108,321                    559,555


See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

     Rainbow Rentals, Inc. (Company) is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. The Company operates 66 stores in eight states: Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, and Tennessee. The Company's corporate headquarters is located in Canfield, Ohio.
     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year.
     It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company's Prospectus.


2. Public Offering of Stock and Stock Option Plan

     On June 4, 1998, the Company completed its initial public offering of 2,250,000 shares of Common Stock, without par value, at $10 per share. The net proceeds of approximately $20.2 million, after deducting underwriters' discounts and offering expenses, were used to retire approximately $10.9 million of indebtedness due a former shareholder-officer of the Company. The balance of the net proceeds were used to reduce borrowings with a lending institution.
     Also on June 4, 1998, the Company granted 306,200 options at the initial public offering price of $10 per share under the provisions of its stock option plan. A balance of 93,800 shares remain reserved for issuance in the future.


3. Earnings Per Share

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be potential common stock.
     The following table shows the amounts used in computing earnings per share.


                                                            For the three months ended                For the six months ended
                                                                     June 30,                                 June 30,
                                                             1997                1998                 1997                1998
                                                             ----                ----                 ----                ----
Numerator:
     Net income available to common shareholders          $  638,020          $  821,768           $1,489,483          $1,600,946

Denominator:
     Basic weighted average shares                         4,302,706           4,318,592            5,341,885           3,998,939
     Effect of dilutive stock options                         -                    1,541               -                      775
                                                          ==========          ==========           ==========          ==========
     Diluted weighted average shares                       4,302,706           4,320,133            5,341,885           3,999,714
                                                          ==========          ==========           ==========          ==========

     Basic and diluted earnings per share                 $     0.15          $     0.19           $     0.28          $     0.40
                                                          ==========          ==========           ==========          ==========


4. Subsequent Events

     On July 1, 1998, the Company acquired the rental-purchase merchandise and customer rental agreements of a rental-purchase store located in Elyria, Ohio for a cash purchase price of approximately $0.5 million. The acquisition will be accounted for as a purchase with the acquired assets recorded at their estimated fair values on the date of acquisition.
     Effective July 15, 1998, the Company amended its revolving loan agreement with a lending institution. The amendment decreases the maximum revolving loan amount to $10.0 million and extends the maturity date of the agreement to July 15, 2001.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At June 30, 1998 the Company operated 66 rental-purchase stores in eight states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term. Two stores were opened in the second quarter ended June 30, 1998.

         On June 4, 1998, the Company completed its initial public offering consisting of 2,250,000 shares of common stock at $10.00 per share. Proceeds from the offering after deducting underwriters' discounts and offering expenses totaled $20.2 million. The proceeds were used to repay substantially all outstanding debt.


RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.


                                                                      For the three months ended          For the six months ended
                                                                               June 30,                           June 30,
                                                                       1997                1998            1997               1998
                                                                       ----                ----            ----               ----
                                                                             (UNAUDITED)                         (UNAUDITED)
                                                                      --------------------------          ------------------------
Revenues
     Rental revenue                                                    94.4%               94.6%           94.0%              94.1%
     Fees                                                               2.8                 3.1             2.7                3.0
     Merchandise sales                                                  2.8                 2.3             3.3                2.9
                                                                      ------              ------          ------             ------
                 Total revenues                                       100.0               100.0           100.0              100.0
Operating expenses
     Merchandise costs
          Depreciation and other merchandise
            costs                                                      34.2                34.1            34.2               33.8
     Store operating expenses
          Salaries and related expenses                                21.2                22.3            20.7               22.1
          Occupancy expenses                                            7.0                 7.6             7.2                7.5
          Advertising expenses                                          6.2                 5.9             6.0                5.7
          Other store expenses                                         11.5                12.0            11.5               11.8
                                                                      ------              ------          ------             ------
                 Total store operating expenses                        45.9                47.8            45.4               47.1
                                                                      ------              ------          ------             ------
                 Total merchandise costs and store
                   operating expenses                                  80.1                81.9            79.6               80.9
     General and administrative expenses                                7.5                 7.4             7.8                7.6
                                                                      ------              ------          ------             ------
                 Total operating expenses                              87.6                89.3            87.4               88.5
                                                                      ------              ------          ------             ------
                 Operating income                                      12.4                10.7            12.6               11.5
Interest expense                                                        4.1                 2.4             2.9                2.7
Other expense (income), net                                             0.3               ( 0.9)            0.0              ( 0.3)
                                                                      ------              ------          ------             ------
                 Income before income taxes                             8.0                 9.2             9.7                9.1
Income taxes                                                            3.4                 3.9             4.1                3.9
                                                                      ======              ======          ======             ======
                 Net income                                             4.6%                5.3%            5.6%               5.2%
                                                                      ======              ======          ======             ======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1998

         For the three months ended June 30, 1998, total revenues increased from $13.8 million to $15.6 million, an increase of 13.3% over the comparable 1997 period. The increase was due to improved comparable store revenue and revenue from the ten stores opened since April 1, 1997 (including five stores opened in 1998). Revenue from comparable stores increased 5.1% and accounted for 38.4% of the increase. Revenue from stores opened in 1997 and 1998 accounted for 49.8% and 11.8% of the increase, respectively.

         For the three months ended June 30, 1998 total merchandise costs increased from $4.7 million to $5.3 million, an increase of 13.1% over the comparable 1997 period, but remained relatively constant as a percentage of total revenues.

         For the three months ended June 30, 1998, total store operating expenses increased from $6.3 million to $7.5 million, an increase of 17.9%, and as a percentage of total revenues increased from 45.9% to 47.8 %. Salaries and related expenses increased from $2.9 million to $3.5 million, an increase of 19.5%, and as a percentage of total revenues increased from 21.2 % to 22.3%. The increase was due to additional personnel at the Company's comparable stores necessitated by the increase in rental-purchase agreements in 1997, as well as additional personnel at stores, opened since April 1, 1997, operating at revenue levels below those of core stores. Occupancy expenses increased from $1.0 million to $1.2 million, an increase of 22.1%, and as a percentage of total revenues increased from 7.0% to 7.6% due to the increase in number of stores opened. Advertising expenses remained steady at $0.9 million, and as a percentage of total revenues decreased from 6.2% to 5.9%. Other store expenses increased from $1.6 million to $1.9 million, an increase of 17.8%, and as a percentage of total revenues increased from 11.5% to 12.0%. The increase was primarily due to the opening of stores in 1997 and 1998 and the increase in rental-purchase agreements at core stores in 1997.

         For the three months ended June 30, 1998, general and administrative expenses increased from $1.0 million to $1.2 million, an increase of 11.1% over the comparable 1997 period but remained relatively constant as a percentage of total revenues. The dollar increase was due to the addition of a fifth regional manager, increased travel expenses and additional administrative personnel.

         For the three months ended June 30, 1998, operating income remained relatively constant at $1.7 million but as a percentage of total revenues decreased from 12.4% to 10.7%. The decrease was mainly due to newly opened stores operating at revenue levels below those of core stores and other factors discussed above.

         For the three months ended June 30, 1998, interest expense decreased from $0.6 million to $0.4 million, a decrease of 33.0%, and as a percentage of total revenues decreased from 4.1% to 2.4%. The decrease is attributable to the retirement of substantially all outstanding debt with the proceeds received from the Company's initial public stock offering on June 4, 1998.

         For the three months ended June 30, 1998, other expense (income), net reflected income of $0.1 million compared to expense of $38,909 in the comparable 1997 period due primarily to a one-time refund of workers' compensation premiums of $0.2 million received from the State of Ohio.

         For the three months ended June 30, 1998, net income increased from $0.6 million to $0.8 million, an increase of 28.8% over the comparable 1997 period, and as a percentage of total revenues increased from 4.6% to 5.3% due to the factors discussed above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1998

         For the six months ended June 30, 1998, total revenues increased from $26.7 million to $30.7 million, an increase of 15.0% over the comparable 1997 period. The increase was primarily due to an increase in comparable store revenue and revenue from the seven stores opened during 1997 and, to a lesser extent, the five stores opened in 1998. Revenue from comparable stores increased $1.6 million and accounted for 39.5% of the increase, stores opened in 1997 accounted for $2.2 million, or 54.6% of the increase and 1998 new store openings accounted for $0.2 million, or 5.9% of the increase.

         For the six months ended June 30, 1998, total merchandise costs increased from $9.1 million to $10.4 million, an increase of 13.7% over the comparable 1997 period, but as a percentage of total revenues decreased from 34.2% to 33.8% due to improved margins.

         For the six months ended June 30, 1998, total store operating expenses increased from $12.1 million to $14.5 million, an increase of 19.3% over the comparable 1997 period, and as a percentage of total revenues increased from 45.4% to 47.1%. Salaries and related expenses increased from $5.5 million to $6.8 million, an increase of 22.4%, and as a percentage of total revenues increased from 20.7 % to 22.1%. The increase was due to additional personnel at the Company's comparable stores necessitated by the increase in rental-purchase agreements in 1997, as well as additional personnel at stores, opened in 1997 and 1998, operating at revenue levels below those of core stores. Occupancy expenses increased from $1.9 million to $2.3 million, an increase of 20.4%, and as a percentage of total revenues increased from 7.2% to 7.5% due to the increase in number of stores opened. Advertising expenses increased from $1.6 million to $1.7 million, an increase of 7.8%, but as a percentage of total revenues, decreased from 6.0% to 5.7%. Other store expenses increased from $3.1 million to $3.6 million, an increase of 19.1%, and as a percentage of total revenues increased from 11.5% to 11.8%. The increase was primarily due to the opening of stores in 1997 and 1998.

         For the six months ended June 30, 1998, general and administrative expenses increased from $2.1 million to $2.4 million, an increase of 12.8% over the comparable 1997 period. The increase was due to the addition of a fifth regional manager ,increased travel expenses and additional administrative personnel. As a percentage of total revenues, general and administrative expenses decreased from 7.8% to 7.6%.

         For the six months ended June 30, 1998, operating income increased from $3.4 million to $3.5 million, an increase of 4.3% over the comparable 1997 period, but as a percentage of total revenues decreased from 12.6% to 11.5%. The decrease was mainly due to new store openings and factors discussed above.

         For the six months ended June 30, 1998, interest expense remained constant at $0.8 million but as a percentage of total revenues decreased from 2.9% to 2.7%.

         For the six months ended June 30, 1998, other expense (income), net reflected income of $0.1 million compared to expense of $8,555 for the comparable 1997 period primarily due to a one-time refund of workers' compensation premiums of $0.2 million received from the State of Ohio, offset by amortization associated with the shareholder buyout.

         For the six months ended June 30, 1998, net income increased from $1.5 million to $1.6 million, an increase of 7.5% over the comparable 1997 period, and as a percentage of total revenues decreased from 5.6% to 5.2% due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise and expenditures relating to new store openings. For the six months ended June 30, 1997 and 1998, the Company purchased merchandise for aggregate amounts of approximately $12.5 million and $11.0 million, respectively.

               For the six months ended June 30, 1998, operating activities provided positive cash flow of $2.9 million compared to negative cash flow of $1.2 million for the comparable 1997 period primarily due to an improvement in net income before depreciation and amortization of $1.3 million, a decrease in purchases of merchandise inventory of $1.5 million, and an increase in accounts payable of $1.0 million.

               On June 4, 1998, the Company completed its initial public offering of 2,250,000 shares of common stock at $10.00 per share. The net proceeds, after underwriting discounts and offering expenses, of $20.2 million were used to retire approximately $10.9 million of indebtedness (including accrued interest) due a former shareholder-officer of the Company and his affiliates. The balance of the net proceeds was used to reduce borrowings with Bank of America National Trust and Savings Association (formerly known as Bank of America Illinois).

         Effective July 15, 1998, the Company amended its Loan and Security Agreement with Bank of America National Trust and Savings Association (the "Credit Facility"). The amendment decreases the maximum revolving loan amount from $16.0 million to $10.0 million, decreases the interest rate from prime plus 0.25% to prime, and extends the maturity of the Credit Facility from May 21, 2000 to July 15, 2001. At June 30, 1998, the Company's outstanding borrowings under the Credit Facility were $0.4 million.

         The Company plans to continue and expand its store opening program. In 1998, the Company expects to incur approximately $500,000 to open and operate each new store until the store generates a positive cash flow. Included among the cash requirements for a new store are expenditures of approximately $60,000 for leasehold improvements, furnishings and fixtures and computers; approximately $425,000 for rental-purchase merchandise and approximately $15,000 to fund initial, anticipated operating losses. These costs do not include any interest carrying charge or general corporate overhead. Stores generally become profitable (excluding the store's share of corporate overhead) within 15 months. Store opening expenses are charged to operations as incurred. The timing of store openings and the number of stores in the maturation process will have an effect on quarter-to-quarter comparisons. Each store needs a period of time to build its customer base and develop a recurring revenue stream from rental-purchase agreements' continuations and renewals.

         In additions to new store openings, the Company may increase its number of stores or rental-purchase agreements through selective acquisitions. Management believes there are currently a number of acquisition opportunities in the rental-purchase industry, and from time to time additional acquisition opportunities may arise. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. Management believes the cash flow from operations and available borrowings under the Credit Facility will be adequate to fund its operations and expansion plans for at least the next 12 months. Should the Company determine to accelerate its new store openings, or should a large acquisition materialize, the Company may incur additional bank indebtedness and may issue its equity or debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance such additional financing will be available or, if available, will be on terms acceptable to the Company.

YEAR 2000 CONSIDERATIONS

         The Company is assessing its computer systems to ensure they are capable of processing periods for the year 2000 and beyond. The Company's assessment of its computer systems will be complete by December, 1998. The Company does not believe the cost of compliance will have a material adverse effect on its business, financial condition or results of operations. The Company anticipates it will be compliant prior to the year 2000.


CAUTIONARY STATEMENT

         This Report on Form 10-Q contains certain "forward looking statements" with respect to the Company's operations, industry, financial condition and liquidity. These forward-looking statements are subject to risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) changes in the government's regulation of the industry and (ii) the ability of the Company to execute effectively its expansion program.

         Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise. There can be no assurance the events described in these forward-looking statements will occur.

                           PART II - OTHER INFORMATION


ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On June 4, 1998, the Company's initial Registration Statement (No. 333-48749) became effective. The Registration Statement related to the Company's initial public offering of 2,250,000 shares of Common Stock, without par value. The Shares were sold to the underwriters at $9.30 per share, with the price to the public at $10.00 per share. An additional 337,500 Shares (Wayland
J. Russell - 182,500 shares, Lawrence S. Hendricks - 91,000 shares, and Michael
J. Viveiros - 64,000 shares) were sold by the Company's shareholder-officers upon exercise of the underwriters' over-allotment option on June 26, 1998. As a consequence, all of the 2,587,500 Shares initially registered for sale were sold in the offering with the aggregate offering price for the Shares totaling $25,875,000. The offering's managing underwriters were The Robinson-Humphrey Company, Dain Rauscher Wessels, Inc., and Sun Trust Equitable Securities. The following table shows the use of proceeds received by the Company:


                  Gross proceeds                                                      $22,500,000

                  Underwriters' discounts                             $1,575,000

                  Other expenses                                         758,000
                                                                      ----------

                           Total expenses                                               2,333,000
                                                                                      ===========

                  Net proceeds, after expenses                                        $20,167,000
                                                                                      ===========



         Approximately $10.9 million of the net proceeds were used to retire indebtedness due a former shareholder-officer of the Company and his affiliates. The balance of the net proceeds was used to reduce borrowings under the Company's revolving credit facility. The foregoing use of proceeds is consistent with the statements made in the Prospectus dated June 4, 1998.


ITEM 6   EXHIBITS

A.       EXHIBIT NO.
         -----------
         4.4 Amendment No. 10 to Loan and Security Agreement dated as of October 5, 1992, by and between Bank of America National Trust and Savings Association and Registrant, as amended (Exhibit 4.2 to Registration Statement), together with Third Amended and Restated Supplement A

         27.1              Financial Data Schedule

B.       REPORTS ON FORM 8-K
         -------------------
         NONE

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RAINBOW RENTALS, INC.
                                  (REGISTRANT)


                                  /S/ WAYLAND J. RUSSELL
                                  --------------------------------
                                  Wayland J. Russell, Chairman And
                                  Chief Executive Officer


                                  /S/ MICHAEL A. PECCHIA
                                  -----------------------
                                  Michael A. Pecchia,
                                  Chief Financial Officer


DATE: AUGUST 13, 1998