Form 10-Q
period 1998-09-30
RAINBOW RENTALS INC
filed 1998-11-12
CIK 1058441

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-24333

                              RAINBOW RENTALS, INC.
             (Exact name of Registrant as specified in its charter)

               Ohio                                            34-1512520
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                             3711 Starr Centre Drive
                              Canfield, Ohio 44406
                    (Address of principal executive offices)

                                  330-533-5363
                         (Registrant's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998: 5,925,735

         Exhibit index appears on page 14.

                              RAINBOW RENTALS, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                           PAGE NO.
 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of                        3
         December 31, 1997 and September 30, 1998

         Condensed Consolidated Statements of Income - for
         the three and nine months ended September 30, 1997                 4
         and 1998

         Condensed Consolidated Statements of
         Shareholders' Equity                                               5

         Condensed Consolidated Statements of Cash Flows -
         for the nine months ended September 30, 1997 and 1998              6

         Notes to Condensed Consolidated Financial Statements               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                8

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                  14

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,           September 30,
                                                                                             1997                   1998
                                                                                             ----                   ----
                                                                                                                 (unaudited)
                                       ASSETS
Current assets
     Cash                                                                                   $     77,095           $    563,810
     Rental-purchase merchandise, net                                                         23,411,079             23,907,504
     Prepaid expenses and other current assets                                                   823,779                632,148
     Income tax receivable                                                                       399,000                      -
                                                                                      -------------------     ------------------
          Total current assets                                                                24,710,953             25,103,462
Property and equipment, net                                                                    3,441,884              3,507,604
Deferred income taxes                                                                          1,041,000                950,000
Goodwill, net                                                                                          -                899,985
Other assets, net                                                                              2,100,204              1,884,063
                                                                                      -------------------     ------------------
          Total assets                                                                      $ 31,294,041           $ 32,345,114
                                                                                      ===================     ==================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current installments of obligations under capital leases                               $     80,000           $     80,000
     Accounts payable                                                                          1,000,399              2,143,903
     Accrued income taxes                                                                        128,947                218,856
     Accrued compensation and related costs                                                    1,090,735              1,469,771
     Other liabilities and accrued expenses                                                    1,616,071                984,733
     Deferred income taxes                                                                     1,201,000              1,545,000
                                                                                      -------------------     ------------------
          Total current liabilities                                                            5,117,152              6,442,263
Long-term debt, excluding current installments                                                12,463,929                      -
Notes payable                                                                                 10,488,035                      -
Obligations under capital leases, excluding current installments                                 171,105                126,235
                                                                                      -------------------     ------------------
          Total liabilities                                                                   28,240,221              6,568,498
Shareholders' equity
     Serial preferred stock, no par value, 2,000,000 shares authorized
          none issued                                                                                  -                      -
     Common stock, no par value; 10,000,000 shares authorized,
          3,675,735 and 5,925,735 issued and outstanding at
          December 31, 1997 and September 30, 1998, respectively                                  60,150             11,039,062
     Retained earnings                                                                        14,088,286             16,644,082
     Treasury stock, 2,716,875 and 466,875 common shares at
          December 31, 1997 and September 30, 1998, respectively, at cost                    (11,094,616)            (1,906,528)
                                                                                      -------------------     ------------------
          Total shareholders' equity                                                           3,053,820             25,776,616
                                                                                      -------------------     ------------------
          Total liabilities and shareholders' equity                                        $ 31,294,041           $ 32,345,114
                                                                                      ===================     ==================



     See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                          1997               1998       1997                  1998
                                                          ----               ----       ----                  ----
                                                                (UNAUDITED)                     (UNAUDITED)
                                                        ---------------------------     ---------------------------
Revenues
     Rental revenue                                     $13,189,614     $15,045,247     $38,315,992     $43,977,611
     Fees                                                   433,206         523,474       1,154,301       1,439,455
     Merchandise sales                                      391,443         333,655       1,277,535       1,222,663
                                                        -----------     -----------     -----------     -----------
                  Total revenues                         14,014,263      15,902,376      40,747,828      46,639,729
Operating expenses
     Merchandise costs
          Depreciation and other merchandise
            costs                                         4,869,176       5,481,576      14,009,102      15,872,554
     Store operating expenses
          Salaries and related expenses                   3,020,092       3,458,608       8,630,929      10,241,649
          Occupancy expenses                              1,058,556       1,154,927       2,970,404       3,456,186
          Advertising expenses                              830,121         926,159       2,444,888       2,666,709
          Other store expenses                            1,511,238       1,949,448       4,464,290       5,608,147
                                                        -----------     -----------     -----------     -----------
                  Total store operating expenses          6,420,007       7,489,142      18,510,511      21,972,691
                                                        -----------     -----------     -----------     -----------
                  Total merchandise costs and store
                    operating expenses                   11,289,183      12,970,718      32,519,613      37,845,245
     General and administrative expenses                    920,185       1,135,092       3,043,750       3,472,272
                                                        -----------     -----------     -----------     -----------
                  Total operating expenses               12,209,368      14,105,810      35,563,363      41,317,517
                                                        -----------     -----------     -----------     -----------
                  Operating income                        1,804,895       1,796,566       5,184,465       5,322,212
Interest expense                                            548,955          41,157       1,329,575         883,770
Other expense, net                                          164,533         109,559         173,089           8,646
                                                        -----------     -----------     -----------     -----------
                  Income before income taxes              1,091,407       1,645,850       3,681,801       4,429,796
Income taxes                                                463,845         691,000       1,564,760       1,874,000
                                                        ===========     ===========     ===========     ===========
                  Net income                            $   627,562     $   954,850     $ 2,117,041     $ 2,555,796
                                                        ===========     ===========     ===========     ===========

EARNINGS PER COMMON SHARE:
     Basic earnings per share:                          $      0.17     $      0.16     $      0.44     $      0.55
                                                        ===========     ===========     ===========     ===========
     Diluted earnings per share:                        $      0.17     $      0.16     $      0.44     $      0.55
                                                        ===========     ===========     ===========     ===========

Weighted average common shares outstanding:
     Basic                                                3,675,735       5,925,735       4,780,398       4,648,262
                                                        ===========     ===========     ===========     ===========
     Diluted                                              3,675,735       5,925,735       4,780,398       4,648,262
                                                        ===========     ===========     ===========     ===========



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                        Total
                                                    Common         Retained         Treasury         Shareholders'
                                                    Stock          Earnings           Stock             Equity
                                                    -----          --------           -----             ------

Balance at December 31, 1996                    $     60,150     $ 11,407,288     $          -      $ 11,467,438
     Net income                                            -        2,680,998                -         2,680,998
     Acquisition of 2,716,875 common shares                -                -      (11,094,616)      (11,094,616)
                                                ------------     ------------     ------------      ------------
Balance at December 31, 1997                          60,150       14,088,286      (11,094,616)        3,053,820
     Net income (unaudited)                                         2,555,796                          2,555,796
     Issuance of 2,250,000 common shares          10,978,912                -        9,188,088        20,167,000
                                                ------------     ------------     ------------      ------------
Balance at September 30, 1998 (unaudited)       $ 11,039,062     $ 16,644,082     $ (1,906,528)     $ 25,776,616
                                                ============     ============     ============      ============



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   1997              1998
                                                                (UNAUDITED)       (UNAUDITED)
                                                               ------------      ------------

Cash flows from operating activities
     Net income                                                $  2,117,041      $  2,555,796
     Reconciliation of net income to net cash provided
         by operating activities
         Depreciation of property and equipment and
              amortization of loan fees, noncompete and
              consulting agreements and goodwill                  1,543,704         1,445,017
         Depreciation of merchandise inventory                   12,395,275        14,277,346
         Deferred income taxes                                      744,750           435,000
         Gain on disposal of property and equipment                (165,239)         (164,246)
         Purchases of merchandise inventory                     (16,079,555)      (15,773,740)
         Merchandise inventory disposed, net                      1,342,124         1,469,728
         (Increase) decrease in
              Short-term investments                                 27,012                 -
              Prepaid expenses and other current assets             236,470           191,631
              Income tax receivable                                (147,019)          399,000
         Increase (decrease) in
              Accounts payable                                     (148,687)        1,143,504
              Accrued income taxes                                 (191,390)           89,909
              Accrued compensation and related costs                382,837           379,036
              Other liabilities and accrued expenses                 97,355          (631,338)
                                                               ------------      ------------
                 Net cash provided by operating activities        2,154,678         5,816,643
                                                               ------------      ------------

Cash flows from investing activities
     Purchase of property and equipment, net                       (962,920)       (1,139,052)
     Proceeds on the sale of property and equipment                 230,505           221,485
     Acquisitions of assets                                            --          (1,554,286)
                                                               ------------      ------------
                 Net cash used in investing activities             (732,415)       (2,471,853)
                                                               ------------      ------------

Cash flows from financing activities
     Proceeds from long-term debt borrowings                     45,286,000        31,810,000
     Current installments and repayments of long-term debt      (44,260,930)      (44,273,929)
     Proceeds from stock offering, net of related expenses                -        20,167,000
     Decrease in notes payable                                      (47,553)      (10,488,035)
     Loan origination fees paid                                    (147,500)          (28,241)
     Payment in connection with Redemption Agreement             (2,699,771)                -
     Principal payments under capital lease obligations             (24,579)          (44,870)
                                                               ------------      ------------
                 Net cash used in financing activities           (1,894,333)       (2,858,075)
                                                               ------------      ------------

Net increase (decrease) in cash                                    (472,070)          486,715
Cash at beginning of period                                         472,070            77,095
                                                               ------------      ------------
Cash at end of period                                          $          -      $    563,810
                                                               ============      ============

Supplemental cash flow information:
     Net cash paid during the period for
         Interest                                              $    791,699      $    971,365
         Income taxes                                             1,158,419           950,091


See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

         Rainbow Rentals, Inc. (Company) is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. The Company operates 70 stores in eight states: Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, and Tennessee. The Company's corporate headquarters is located in Canfield, Ohio.

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


2.  Public Offering of Stock

         On June 4, 1998, the Company completed its initial public offering of 2,250,000 shares of Common Stock, without par value, at $10 per share. The net proceeds of approximately $20.2 million, after deducting underwriters' discounts and offering expenses, were used to retire approximately $10.9 million of indebtedness due a former shareholder-officer of the Company and his affiliates. The balance of the net proceeds were used to reduce borrowings with a lending institution.


3.  Earnings Per Share

         Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

         The following table shows the amounts used in computing earnings per share.



                                                    For the three months ended   For the nine months ended
                                                           September 30,                September 30,
                                                        1997         1998           1997           1998
                                                        ----         ----           ----           ----
Numerator:
     Net income available to common shareholders     $ 627,562     $ 954,850     $ 2,117,041     $2,555,796

Denominator:
     Basic weighted average shares                   3,675,735     5,925,735       4,780,398      4,648,262
     Effect of dilutive stock options                        -             -               -              -
                                                     ---------     ---------     -----------     ----------
     Diluted weighted average shares                 3,675,735     5,925,735       4,780,398      4,648,262
                                                     =========     =========     ===========     ==========

     Basic earnings per share                        $    0.17     $    0.16     $      0.44     $     0.55
                                                     =========     =========     ===========     ==========
     Diluted earnings per share                      $    0.17     $    0.16     $      0.44     $     0.55
                                                     =========     =========     ===========     ==========

4.  Acquisitions

         On July 1, 1998, the Company acquired approximately 900 rental-purchase agreements from Eppy's Furniture, Inc., a rental-purchase store located in Lorain, Ohio for approximately $475,000. The acquisition was accounted for as a purchase; accordingly, all identifiable assets were recorded at estimated fair value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the assets acquired ("goodwill") was approximately $264,000. The acquired rental-purchase agreements were merged with agreements at an existing store in Elyria, Ohio.

         On August 1, 1998, the Company acquired certain assets of Choice Rental of Massachusetts, Inc., a Massachusetts competitor, for approximately $1.1 million. The acquisition was accounted for as a purchase; accordingly, all identifiable assets were recorded at estimated fair value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the assets acquired ("goodwill") was approximately $645,000.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At September 30, 1998 the Company operated 70 rental-purchase stores in eight states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term. Three stores were opened and two acquisitions were made in the third quarter ended September 30, 1998.

         During the third quarter of 1998 the Company completed two acquisitions in the aggregate amount of approximately $1,575,000.

         On June 4, 1998, the Company completed its initial public offering consisting of 2,250,000 shares of common stock at $10 per share. Proceeds from the offering after deducting underwriters' discounts and offering expenses totaled $20.2 million. The proceeds were used to repay substantially all outstanding debt.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenue.


                                                            FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                            1997              1998               1997              1998
                                                            ----              ----               ----              ----
                                                                   (UNAUDITED)                          (UNAUDITED)
                                                          -------------------------------      -------------------------------
Revenues
     Rental revenue                                              94.1%             94.6%             94.0%              94.3%
     Fees                                                         3.1               3.3                2.8               3.1
     Merchandise sales                                            2.8               2.1                3.2               2.6
                                                          --------------   --------------      -------------    --------------
                 Total revenues                                 100.0             100.0              100.0             100.0
Operating expenses
     Merchandise costs
          Depreciation and other merchandise
            costs                                                34.7              34.5               34.4              34.0
     Store operating expenses
          Salaries and related expenses                          21.5              21.7               21.2              22.0
          Occupancy expenses                                      7.6               7.3                7.3               7.4
          Advertising expenses                                    5.9               5.8                6.0               5.7
          Other store expenses                                   10.8              12.2               10.9              12.0
                                                          --------------   --------------      -------------    --------------
                 Total store operating expenses                  45.8              47.0               45.4              47.1
                                                          --------------   --------------      -------------    --------------
                 Total merchandise costs and store
                   operating expenses                            80.5              81.5               79.8              81.1
     General and administrative expenses                          6.6               7.2                7.5               7.5
                                                          --------------   --------------      -------------    --------------
                 Total operating expenses                        87.1              88.7               87.3              88.6
                                                          --------------   --------------      -------------    --------------
                 Operating income                                12.9              11.3               12.7              11.4
Interest expense                                                  3.9               0.3                3.3               1.9
Other expense, net                                                1.2               0.7                0.4               0.0
                                                          --------------   --------------      -------------    --------------
                 Income before income taxes                       7.8              10.3                9.0               9.5
Income taxes                                                      3.3               4.3                3.8               4.0
                                                          --------------   --------------      -------------    --------------
                 Net income                                       4.5%              6.0%               5.2%              5.5%
                                                          ==============   ==============      =============    ==============


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

         For the three months ended September 30, 1998, total revenues increased from $14.0 million to $15.9 million, an increase of 13.5% over the comparable 1997 period. The increase was due to improved comparable store revenue and revenue from the nine stores opened or acquired in 1998. Revenue from comparable stores increased 7.5% and accounted for 55.9% of the increase. Revenue from stores opened and acquired in 1998 accounted for 44.1% of the increase.


         For the three months ended September 30, 1998 total merchandise costs increased from $4.9 million to $5.5 million, an increase of 12.6% over the comparable 1997 period, but as a percentage of total revenues decreased from 34.7% in 1997 to 34.5% in 1998. The dollar increase was primarily due to merchandise costs associated with stores opened and acquired in 1997 and 1998.

         For the three months ended September 30, 1998, total store operating expenses increased from $6.4 million to $7.5 million, an increase of 16.7% over the comparable 1997 period, and as a percentage of total revenues increased from 45.8% to 47.0%. The increase was primarily due to operating expenses associated with stores opened and acquired in 1997 and 1998. Salaries and related expenses increased from $3.0 million to $3.5 million, an increase of 14.5%, and as a percentage of total revenues increased from 21.5% to 21.7% mainly due to stores opened and acquired in 1997 and 1998. Occupancy expenses increased from $1.1 million to $1.2 million, but decreased as a percentage of total revenues 7.6% to 7.3%. The dollar increase was due to the nine stores opened or acquired in 1998. Advertising expenses increased slightly from $0.8 million to $0.9 million, but decreased as a percentage of total revenues from 5.9% to 5.8%. Other store expenses increased from $1.5 million to $1.9 million, and as a percentage of total revenues increased from 10.8% to 12.2%. The increase was primarily due to expenses associated with stores opened and acquired in 1998 and, to a lesser degree, an increase in expenses of comparable stores.


         For the three months ended September 30, 1998, general and administrative expenses increased from $0.9 million to $1.1 million, an increase of 23.4% over the comparable 1997 period, and as a percentage of total revenues increased from 6.6% to 7.2%. The increase was necessitated by the Company's current and anticipated growth in the number of stores.


         For the three months ended September 30, 1998, operating income remained relatively constant at $1.8 million, but as a percentage of total revenues decreased from 12.9% to 11.3%. The decrease was mainly due to newly opened and acquired stores operating at revenue levels below those of core stores and other factors discussed above.


         For the three months ended September 30, 1998, interest expense decreased from $0.5 million to $41,157, and as a percentage of total revenues decreased from 3.9% to 0.3%. The decrease is attributable to the retirement of substantially all outstanding debt with the proceeds received from the Company's initial public stock offering on June 4, 1998.



         For the three months ended September 30, 1998, net income increased from $0.6 million to $1.0 million, an increase of 52.2% over the comparable 1997 period, and as a percentage of total revenues increased from 4.5% to 6.0% due to the factors discussed above.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

         For the nine months ended September 30, 1998, total revenues increased from $40.7 million to $46.6 million, an increase of 14.5% over the comparable 1997 period. The increase was primarily due to an increase in comparable store revenue and revenue from the seven stores opened during 1997 and, to a lesser extent, the nine stores opened or acquired in 1998. Revenue from comparable stores increased $1.8 million and accounted for 31.2% of the increase, stores opened in 1997 accounted for $3.0 million, or 50.7% of the increase and new store openings and acquisitions accounted for $1.1 million, or 18.1% of the increase.


         For the nine months ended September 30, 1998, total merchandise costs increased from $14.0 million to $15.9 million, an increase of 13.3% over the comparable 1997 period, but as a percentage of total revenues decreased from 34.4% to 34.0% due to improved margins.


         For the nine months ended September 30, 1998, total store operating expenses increased from $18.5 million to $22.0 million, an increase of 18.7% over the comparable 1997 period, and as a percentage of total revenues increased from 45.4% to 47.1%. The increase was primarily due to operating expenses associated with stores opened and acquired in 1997 and 1998. Salaries and related expenses increased from $8.6 million to $10.2 million, an increase of 18.7%, and as a percentage of total revenues increased from 21.2% to 22.0%. The increase was due to stores opened and acquired in 1997 and 1998 and, to a lesser degree, additional personnel at the Company's comparable stores necessitated by the increase in rental-purchase agreements in 1997. Occupancy expenses increased from $3.0 million to $3.5 million, and as a percentage of total revenues increased from 7.3% to 7.4%. The increase was due to stores opened and acquired in 1997 and 1998. Advertising expenses increased from $2.4 million to $2.7 million, but as a percentage of total revenues, decreased from 6.0% to 5.7%. Other store expenses increased from $4.5 million to $5.6 million, and as a percentage of total revenues increased from 10.9% to 12.0%. The increase was primarily due to expenses associated with stores opened and acquired in 1997 and 1998 and, to a lesser degree, an increase in expenses of comparable stores.


         For the nine months ended September 30, 1998, general and administrative expenses increased from $3.0 million to $3.5 million, an increase of 14.1% over the comparable 1997 period. The increase was necessitated by the Company's current and anticipated growth in the number of stores. As a percentage of total revenues, general and administrative expenses remained constant at 7.5%.


         For the nine months ended September 30, 1998, operating income increased from $5.2 million to $5.3 million, an increase of 2.7% over the comparable 1997 period, but as a percentage of total revenues decreased from 12.7% to 11.4%. The decrease was mainly due to newly opened and acquired stores operating at revenue levels below those of core stores and factors discussed above.


         For the nine months ended September 30, 1998, interest expense decreased from $1.3 million to $0.9 million, and as a percentage of total revenues decreased from 3.3% to 1.9%. The decrease was attributable to the retirement of substantially all outstanding debt with the proceeds received from the Company's initial public offering of stock on June 4, 1998.


         For the nine months ended September 30, 1998, other expense decreased from $0.2 million to $8,646 due to a one-time refund of workers' compensation premiums of $0.2 million received from the State of Ohio.


         For the nine months ended September 30, 1998, net income increased from $2.1 million to $2.6 million, an increase of 20.7% over the comparable 1997 period, and as a percentage of total revenues increased from 5.2% to 5.5% due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise and expenditures relating to new store openings. For the nine months ended September 30, 1997 and 1998, the Company purchased merchandise for aggregate amounts of approximately $16.1 million and $15.7 million, respectively.


               Cash provided by operating activities increased from $2.2 million in 1997 to $5.8 million in 1998. The increase was primarily due to the growth of stores opened in 1997, improved cash flow from operations of comparable stores, and a decrease in purchases of merchandise inventory.


               On June 4, 1998, the Company completed its initial public offering of 2,250,000 shares of common stock at $10 per share. The net proceeds, after underwriting commissions and offering expenses, of $20.2 million were used to retire approximately $10.9 million of indebtedness due a former shareholder-officer of the Company and his affiliates. The balance of the net proceeds was used to reduce borrowings with Bank of America National Trust and Savings Association (formerly known as Bank of America Illinois).


         On July 15, 1998, the Company amended its Loan and Security Agreement with Bank of America National Trust and Savings Association (the "Credit Facility"). The amendment decreased the maximum revolving loan amount from $16.0 million to $10.0 million, decreased the interest rate from prime plus 0.25% to prime, and extended the loan agreement from May 21, 2000 to July 15, 2001. At September 30, 1998, there were no outstanding borrowings under the Credit Facility.

         The Company plans to continue and expand its store opening program. The Company expects to incur approximately $500,000 to open and operate each new store until the store generates a positive cash flow. Included among the cash requirements for a new store are expenditures of approximately $60,000 for leasehold improvements, furnishings and fixtures and computers; approximately $425,000 for rental-purchase merchandise and approximately $15,000 to fund initial, anticipated operating losses. These costs do not include any interest carrying charge or general corporate overhead. Stores generally become profitable (excluding the store's share of corporate overhead) within 15 months. Store opening expenses are charged to operations as incurred. The timing of store openings and the number of stores in the maturation process will have an effect on quarter-to-quarter comparisons. Each store needs a period of time to build its customer base and develop a recurring revenue stream from rental-purchase agreements' continuations and renewals.

         In addition to new store openings, the Company may increase its number of stores or rental-purchase agreements through selective acquisitions. Management believes there are currently a number of acquisition opportunities in the rental-purchase industry, and from time to time additional acquisition opportunities may arise. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. Management believes the cash flow from operations and available borrowings under the Credit Facility will be adequate to fund its operations and expansion plans for at least the next 12 months. Should the Company determine to accelerate its new store openings, or should a large acquisition materialize, the Company may incur additional bank indebtedness and may issue its equity or debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance such additional financing will be available or, if available, will be on terms acceptable to the Company.



YEAR 2000 CONSIDERATIONS

         The Company is currently completing its assessment of its Year 2000 issues. The Company's assessment process includes a review of its computerized systems, including both information technology and non-information technology systems, to ensure they are capable of processing periods for the Year 2000 and beyond, as well as a review of whether third parties with whom the Company has material relationships are Year 2000 compliant. Additionally, the Company is assessing the potential Year 2000 impact on the computerized products it rents to customers. The Company's assessment will be completed by March 31, 1999.

         The Company believes its current systems and any new or upgraded systems are or will be Year 2000 compliant and any historical or estimated future costs of remediating any non-compliant system have not been and will not be material. The Company does not believe the failure of its systems to be Year 2000 compliant will have material adverse effect upon the Company's business, results of operations or financial condition.

         While non-compliance by infrastructure related technologies which affect utilities, communications and financial institutions may have a material adverse effect, the Company is currently unaware of any customer, vendor or supplier which, if not Year 2000 compliant, would have a material adverse effect upon the Company's business, results of operations or financial condition.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

A.       Exhibit No.

         27.1            Financial Data Schedule


B.       Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RAINBOW RENTALS, INC.
                              (Registrant)


                             /s/ WAYLAND J. RUSSELL
                             -----------------------------
                             Wayland J. Russell, Chairman and
                             Chief Executive Officer


                             /s/ MICHAEL A. PECCHIA
                             -----------------------------
                             Michael A. Pecchia,
                             Chief Financial Officer

Date: November 10, 1998