Form 10-K
period 1998-12-31
RAINBOW RENTALS INC
filed 1999-03-31
CIK 1058441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from             to             .

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

                            3711 STARR CENTRE DRIVE
                              CANFIELD, OHIO 44406
                    (Address of principal executive offices)
                                   (Zip Code)

                                  330-533-5363
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     None                                      Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X]  Yes     [ ]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $25,203,750 at March 23, 1999. The number of common shares outstanding at March 23, 1999 was 5,925,735.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be mailed to shareholders in connection with the registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             RAINBOW RENTALS, INC.
                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13
Item 4a.  Directors and Executive Officers............................   13

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................   23

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............   23
Item 11.  Executive Compensation......................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   23
Item 13.  Certain Relationships and Related Transactions..............   23

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   23

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company currently operates 84 rental-purchase stores under the Rainbow Rentals trade name in Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island and Tennessee. The Company offers quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation and also have the option to purchase the merchandise at any time during the rental term.

     On June 5, 1998, the Company completed its initial public offering of 2,250,000 shares of common stock, without par value, at $10 per share. The net proceeds of approximately $20.2 million were used to retire approximately $10.9 million of indebtedness due a former shareholder-officer and his affiliates. The balance of the net proceeds was used to reduce borrowings with a lending institution.

     The Company completed 1998 with 70 stores, including eight stores opened and one acquired during the year. On February 1, 1999, the Company completed the purchase from Rental Mart of PA, Inc. ("Rental Mart") the assets of four stores located in Ohio and Pennsylvania for approximately $1.3 million in cash. Rental Mart had annual revenues of approximately $1.7 million in 1998. Immediately following the acquisition, three of the stores were consolidated into existing Company locations. During February the Company also opened a new store in a new market in Chattanooga, Tennessee.

     On March 1, 1999, the Company completed the purchase from Blue Ribbon Rentals, Inc. and Blue Ribbon Rentals II, Inc. ("Blue Ribbon") the assets of 15 stores located in Ohio and Pennsylvania for approximately $10.4 million in cash. Blue Ribbon had annual revenues of approximately $10.1 million in 1998. Following the acquisition two stores were consolidated into existing Company locations and the remaining store acquired in the Rental Mart acquisition was consolidated into one of the newly acquired Blue Ribbon locations.

INDUSTRY OVERVIEW

     The Association of Progressive Rental Organizations (APRO), the industry's trade association, estimated that the rental-purchase industry generated $4.4 billion in revenues and that there were over 2.9 million customers in 1997. The rental-purchase industry is highly fragmented. APRO estimated that there were approximately 7,500 stores in operation at December 31, 1997 with a majority of companies owning fewer than 20 stores and servicing small geographic areas. Management believes the rental-purchase industry's potential market is under-penetrated.

     The industry continues to experience increased consolidation characterized by multi-store companies gaining market share, primarily through acquisition and, to a lesser extent, through internal growth, at the expense of smaller, often highly leveraged, companies. In recent months the industry has seen a new wave of consolidation among the large publicly traded consolidators. In two recent transactions, four of the largest publicly traded companies in the industry have combined to become the two largest companies in the industry owning approximately 44% of the total rental-purchase stores in operation. The Company believes that growth will be concentrated in those national or regional chains that are well-capitalized, with access to bank or other institutional lenders and, in some instances, the public capital markets. Management believes the recent trend of consolidation will subside in the near future as the number of acquisition targets declines, and as a result, industry growth will predominately occur through new store openings.

     The rental-purchase industry provides an alternative to traditional retail installment sales, appealing to individuals with poor or limited credit histories and to individuals with an aversion to debt. Rental-purchase programs permit customers to have immediate possession of products without the assumption of debt. In addition, the industry serves customers having short-term needs or seeking to try products, like computers, before committing to purchase them. Rental-purchase transactions generally include delivery and pick-up service and a repair warranty for the rental term. Most rental-purchase transactions are made on a week-to-week or month-to-month basis and provide customers with the opportunity for outright ownership if the merchandise is rented for a continuous term, generally 12 to 24 months. Customers may cancel agreements at any time without further obligation by returning the merchandise or requesting its pick-up by the store. Returned merchandise is held for re-rental or sale. Rental renewal payments are generally made in person, in cash or by check, money order or credit card.

     Companies in the rental-purchase industry generally market to customers with income at or below the median family income level. According to U.S. Census Bureau data, the median family income in was approximately $34,000. Management believes that the majority of rental-purchase customers are wage-earners.

OPERATING STRATEGY

     The Company's operating strategy is to maintain a high Average Monthly Rental Rate (AMRR) on its agreements, a high number of rental-purchase agreements per store and a high level of customer referrals and repeat business, all accompanied by a low level of delinquencies. The Company seeks to achieve these objectives by applying the following operating techniques:

          Store Environment. The Company believes it is essential that its stores appeal to its customers and convey a sense of convenience, quality and safety. Company stores are generally located on main arteries, near residential or commercial areas and in strip shopping centers near national discount retailers or grocery stores. The Company generally maintains a uniform store size, color scheme, store layout and display signs. The Company's parking areas and storefronts are well lighted. Stores are intended to provide an appealing retail environment and are modeled to resemble a quality electronics and furniture showroom. The Company believes that the appearance and location of its stores are important factors in attracting and retaining customers.

          Quality Merchandise. The Company's merchandising strategy, "More, Better, Different," is guided by its philosophy of providing its customers with quality, name brand, durable merchandise. The Company believes this type of merchandise attracts customers due to brand awareness and generates excitement by providing customers the opportunity to rent nationally recognized merchandise with popular features. Better quality merchandise generally is more durable in the customers' homes, withstands multiple pickups and deliveries and results in fewer service problems for the Company. The Company's decision to rent quality, name brand, durable merchandise has been instrumental in its ability to secure a high AMRR on its agreements.

          Customer Service. The Company's customer service policy is to treat all customers with "Respect and Dignity." The Company strives to distinguish itself from its competitors through its commitment to customer service and professionalism at every stage of the rental process. Customers are able to initiate transactions and obtain merchandise without visiting a Company store by calling the Company's toll-free telephone number and providing the necessary information over the telephone. The Company employs bilingual associates in many of its stores who are able to facilitate transactions in Spanish. Company associates deliver the merchandise to the customers' homes. The Company imposes few fees in addition to the monthly rental rate. As a result, its customers are able to afford higher quality merchandise with additional features and benefits. The Company operates a toll-free customer response line during business hours to address any customer concerns. In addition, the Company operates product service centers in most regions to service its products and strives to respond to service requests the next business day after a call. The Company believes its tactic of offering personal customer service minimizes delinquencies and losses and maximizes its repeat and referral business.

          Experienced Associates. The Company's operations and profitability are largely dependent on the services of its executive officers, senior management and store level personnel (collectively, the "associates"). The Company's founding executive officers have worked in the rental-purchase industry for an average of over 19 years and co-founded the Company in 1986. The Company's regional managers and store managers also have extensive experience in the industry and have worked with the Company for an average of approximately twelve years and seven years, respectively. The Company has been able to attract and retain its quality associates through compensation and benefits that exceed industry averages and through various ongoing proprietary training programs. Management believes its associate development programs enhance the Company's operations by ensuring conformity to established operating standards, reducing associate turnover, enhancing associate productivity and improving associate morale.

          Decentralized Management. The Company's decentralized entrepreneurial approach provides store managers with a significant degree of autonomy and accountability. Within guidelines set by the Company, store managers are responsible for: (i) managing the development of customer relationships, the service and collection of accounts, store inventory and growth of number of rental-purchase agreements in their store; and (ii) monitoring store-level financial statements. Performance goals are established for each store and each store manager's incentive compensation is tied to the pre-tax operating earnings of the store (after certain corporate allocations). Store managers, therefore, operate much as "owners" of their own small businesses. Management believes this decentralized operational structure results in better customer service, enhances personal knowledge of local market conditions and improves collection rates because collections are handled through direct contact with customers. The Company supports its decentralized structure with strong management information systems, internal audit procedures, operating guidelines and experienced associates.

          Management Information Systems. The Company utilizes a flexible, proprietary, Windows NT-based management information system to support its rental activities, to assist in compliance with applicable laws and regulations and to monitor its decentralized store network. This system provides store managers with relevant store-level financial and operating data. In addition, this system provides individual profiles on each of the stores' customers, enabling managers to focus their marketing efforts on a localized and individualized basis. The Company's senior management has immediate access to data from the management information systems that provides them with the ability to analyze performance indicators at the store and corporate level on a daily basis. Management believes the Company's information system is scalable and will support the Company's growth plan.

GROWTH STRATEGY

     The Company's growth strategy is to continue to accelerate its new store opening program and to increase comparable store revenue and profitability. In addition, the Company will, to a lesser extent, make opportunistic acquisitions.

          New Store Openings. Beginning with six stores in 1986, the Company opened 60 additional stores through March 31, 1999 and has developed a consistent, replicable model for opening new stores. The Company believes the rental-purchase market is significantly under-penetrated and provides substantial new store expansion potential. The Company currently plans to continue opening new stores in current and new markets within the Midwest, Mid-Atlantic and New England states. In investigating a new market, the Company reviews demographic statistics, cost of advertising and the number and nature of competitors. The Company believes its model for opening new stores has resulted in more predictable growth and greater operational control than is typically achieved through acquisitions. Because the Company's growth strategy emphasizes internal growth primarily through new store openings and, only to a lesser extent, through acquisitions, management believes the state of the industry presents an opportunity for the Company to capitalize on its demonstrated ability to open new stores.

          Increase Comparable Store Revenue and Profitability. The Company continually strives to increase revenue per store by enhancing individual store operations and offering a new and different product selection. The Company has demonstrated an ability to recognize increasing customer demand for products and to provide such products. For example, the Company recognized its customers' desire for computers and has developed an effective strategy to meet this demand. Accordingly, computers have become a significant percentage of the Company's overall revenues. In addition, the Company is able to achieve increased profitability by leveraging its stores' fixed costs, such as advertising and purchasing, over the higher revenues generated by existing stores and by placing new stores in existing markets.

          Acquisitions. While the majority of the Company's growth is expected to come from opening new stores, the Company also may make fill-in acquisitions on an opportunistic basis and purchase agreements from competitors exiting the business or a particular geographic area. During the first quarter of 1999, the Company was in a position to capitalize on the "opportunistic acquisition" segment of its growth strategy. With the industry's two major consolidators focusing their attention on recently completed transactions, combined with the Company's high capital availability, the Company acquired the assets of nineteen rental-purchase stores from two competitors in Ohio and Pennsylvania. The Company believes it will continue to have the opportunity to consummate more acquisitions due, in part, to potential store overlap among consolidating competitors.

STORES

     Currently, the Company operated 84 stores in eight states, as set forth in the following table.

LOCATION                                                    NUMBER OF STORES
--------                                                    ----------------
Pennsylvania..............................................         23
Ohio......................................................         26
Massachusetts.............................................         10
Tennessee.................................................          7
Michigan..................................................          6
New York..................................................          5
Connecticut...............................................          5
Rhode Island..............................................          2

     The following table sets forth the number of stores opened, acquired and consolidated or closed since the Company commenced operations in 1986. Several stores have been enlarged or relocated.

                                                                     YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------
                                           1986     1987     1988     1989     1990     1991     1992     1993     1994
                                           ----     ----     ----     ----     ----     ----     ----     ----     ----
Stores open at beginning of period....       0        6       15       20       24       28       36       38       42
Stores opened.........................       6        9        5        4        4        8        2        4        4
Stores acquired.......................       0        0        0        0        0        0        0        0        0
Stores consolidated/closed............       0        0        0        0        0        0        0        0        0
                                           ---      ---      ---      ---      ---      ---      ---      ---      ---
Stores open at end of period..........       6       15       20       24       28       36       38       42       46
                                           ===      ===      ===      ===      ===      ===      ===      ===      ===

                                            YEAR ENDED DECEMBER 31,
                                        -------------------------------     APRIL
                                        1995     1996     1997     1998     1999
                                        ----     ----     ----     ----     -----
Stores open at beginning of period....   46       51       55       62        70
Stores opened.........................    0        4        7        8         1
Stores acquired.......................    7*       0        0        1        13**
Stores consolidated/closed............    2        0        0        1         0
                                        ---      ---      ---      ---       ---
Stores open at end of period..........   51       55       62       70        84
                                        ===      ===      ===      ===       ===

---------------

* The Company acquired ten stores and immediately consolidated three into existing Company stores.

** The Company acquired four Rental Mart stores and fifteen Blue Ribbon stores and consolidated six into existing Company stores.

     The Company focuses on internal growth by opening new stores. In investigating a new market, the Company reviews demographic statistics, cost of advertising and the number and nature of competitors. In addition, the Company investigates the regulatory environment of the state in which the new market exists. It is the Company's policy to operate only in those states where there is an absence of unfavorable legislation regarding rental-purchase transactions. The Company has developed a number of criteria that are reviewed prior to choosing a new store location. These criteria include, among others: proximity to national discount retailers or grocery stores, shopping patterns, traffic patterns, accessibility, availability of personnel and proximity to the Company's other stores. The Company seeks to locate its stores on main arteries near residential or commercial areas in strip shopping centers containing national discount retailers or grocery stores. In general, the strip shopping centers in which the Company's stores are located contain large storefronts on street level. This enables potential customers to view and recognize the Company's stores from the street, which the Company believes, results in increased recognition of the Company's name.

     The most critical step in the selection of a new store location is a site inspection by senior management. Once the Company's senior management selects a market for a new store, a senior manager investigates a number of potential store locations. The Company's construction manager accompanies a senior manager to several of the most promising store locations to evaluate the construction cost of a particular location and to design the layout of the store.

     In order to enhance the early profitability of its new stores, the Company employs a "new store" supervisor whose sole responsibility is to manage and address issues inherent in new store operations. This supervisor assists new store managers in developing customer relationships, monitoring store financial statements and increasing the number of agreements. Generally, within two years after a store is opened, the store formally joins its geographic region and the regional manager of that particular geographic region assumes oversight of the store.

     The Company has developed a new store format that it utilizes in all new stores. Existing stores are refurbished consistent with this new store format, as necessary. Existing stores are typically remodeled every five years. With this new store format, the Company has modified the store layout by placing the counter near the center of the store to facilitate visibility of the merchandise, by positioning computers close to the counter and ready for customer use, by improving store lighting to enhance in-store viewing of the merchandise and by adding interior graphics, including lithograph images, containing the Company name and product categories. At December 31, 1998, the Company's rental-purchase stores averaged approximately 4,300 square feet.

MERCHANDISE

     The Company's merchandising strategy is to carry a wide variety of quality, name brand, durable merchandise in four major categories, including home electronics, furniture, appliances and computers. Store managers may order merchandise from the Company's authorized product and vendor list, which contains approximately 500 products, with a variety of models and styles. Choices of merchandise reflect the Company's belief that customers want to rent the same quality of merchandise that is available from more traditional retailers, and that customers are willing to pay for value and quality. In addition, by focusing on its manufacturers' mid-point and better range products, the Company avoids frequent service problems associated with inferior products. The Company purchases merchandise directly from the manufacturers and through distributors generally through volume price discounts.

     For the year ended December 31, 1998, revenues generated under rental-purchase agreements for home electronics accounted for approximately 34.9%, furniture accounted for 29.8%, appliances accounted for 19.9%, and computers accounted for 15.4% of the Company's rental revenues. Customers may request either new merchandise or previously rented merchandise. Weekly rentals currently range from $7.99 to $41.99 for home electronics, from $2.99 to $43.99 for furniture, from $5.99 to $28.99 for appliances and from $19.99 to $37.99 for computers. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

STORE OPERATIONS

     A typical mature store has a store manager, an assistant manager, two or three account managers, one or more full or part-time clerical staff associates and may have a two-person delivery team. The store manager and assistant manager are responsible for the operation of the store. Customers are assigned an account manager who makes deliveries and monitors the accounts. The account manager is responsible for securing timely rental renewal payments and will pickup rental-purchase merchandise, as necessary. The clerical staff records in-store and mail-in rental renewal payments, establishes and maintains customer files and prepares reports as required by company operations. All stores are open Monday through Saturday with evening hours on Friday.

     Store managers are given the authority to make operating decisions and to hire non-management store personnel. Most of a store's inventory is ordered by the store's manager from the Company's authorized product and vendor list. Once ordered, merchandise is drop-shipped directly to each store by the manufacturer or distributor. The Company believes that the latitude granted to its store managers is a key to individual store success. No approval by the Company's senior management is required to order merchandise, except for non-stock items. With respect to previously rented merchandise, individual store managers may vary the number of months required for full ownership of such merchandise, but generally not the rental rate. The Company has idle inventory standards that are closely monitored and designed to provide for adequate display merchandise without building up excess inventory. In the case of furniture, special delivery schedules have been obtained so that managers have a designated delivery date. All of these factors help keep store inventory as low as possible while maintaining sufficient quantities for store displays and customer deliveries.

     The Company believes open communication with store level management is essential to understanding existing markets, increasing associate morale and retaining associates. In order to facilitate open lines of communication, the Company has formed a network of committees, a majority of whose members are store managers. The Company currently has three committees to assist senior management in areas of pricing, product selection, advertising and computer operations. In addition, one committee, made up of top performing managers, acts as a sounding board for new concepts and innovative operational and sales techniques. Also, the Company holds store managers' meetings twice annually and all store managers, regional managers, department heads and executive officers are required to attend. Finally, to address regional-specific issues, senior management regularly travels to the individual markets to meet with store associates.

RECRUITING, RETENTION AND TRAINING OF ASSOCIATES

     The rental-purchase industry is management intensive and the success of a rental-purchase store is primarily the result of the store manager's performance. In order to attract and retain quality personnel, the Company endeavors to pay its associates more than the industry average and provides a health benefits package paid entirely by the Company. The Company focuses on promotions from within, and every Company associate has the opportunity to advance due to the Company's growth. Excluding managers retained from acquired stores, all current store managers began their careers with the Company as account managers. The Company's managers (excluding managers from stores acquired in 1999) have been employed by the Company for an average of approximately seven years. In addition, the Company's five regional managers have been employed by the Company for an average of approximately twelve years. All associates are trained to provide a high level of personalized customer service and to maintain a professional appearance. Because each customer has the opportunity to terminate an agreement at any time, it is important that the Company maintain a high degree of customer satisfaction.

     In order to recruit quality personnel to staff existing and new stores, the Company employs a personnel manager and several part-time associates whose primary responsibility is to coordinate recruiting efforts within the Company's markets. This individual gives presentations regarding Company career opportunities at community colleges and other institutions, coordinates with the career placement offices at the colleges and institutions, receives and reviews resumes and conducts initial telephone interviews. If the personnel manager believes a candidate is qualified for a position with the Company, the personnel manager directs the candidate to the appropriate regional manager for additional evaluation and interviews. This recruiting system has proven adequate to satisfy the Company's on-going staffing requirements and has produced a sufficient number of manager trainee candidates to staff the Company's planned growth.

     The Company places great importance on training quality personnel. Store manager candidates, all of whom are assistant managers who have worked for the Company for at least six months, are nominated by their respective store managers. In order to become a store manager, a candidate must be selected by executive officers and senior management and must graduate from the management training program conducted by executive officers and senior management. Classes of candidates for store manager positions are generally comprised of 10 to 20 candidates, and the Company conducts two or three classes per year. The training program is conducted over a six to twelve month period, during which time candidates receive further experience as assistant managers and are frequently tested on class materials. As manager opportunities arise, graduates of the training program are assigned to their own stores.

     After an associate becomes a store manager, the training continues. Twice annually, the Company conducts a managers' meeting at a central location. All store managers, regional managers, department heads and executive management of the Company are required to attend. At such sessions, prior performance is critiqued, operating procedures are reviewed and revised, new merchandise is showcased and managers receive eight to 10 hours of classroom training in the areas of financial management, product information, inventory management, customer service, credit management and other areas of store operations.

     The Company's philosophy is to treat store managers much as "owners" of their stores, and therefore the Company has always provided extensive operational and financial information to store managers. At the end of each year, store managers prepare projections for the upcoming year that must be approved by executive officers and senior management. Each month actual results are compared to projected results, and managers must be able to explain significant discrepancies. Because nearly 50% of the compensation of the managers of mature stores is based on profitability, store managers are attentive to their store's financial statements and play an active role in the analysis of store performance.

THE RENTAL PROCESS

MARKETING

     The Company uses advertising to introduce and reinforce the benefits of its rental-purchase program to existing and potential customers and to make such customers aware of new products. The Company focuses on direct mail, radio and television advertising that is designed to make existing and prospective customers aware of special promotions and to encourage immediate customer response. Substantially all of the design, production and placement of the Company's advertising is performed by the Company's in-house advertising department. The Company advertises in both English and Spanish, making the Company's rental-purchase program and products accessible and understandable to a wider range of customers. The Company currently operates in 22 different advertising markets and seeks to cluster stores, where appropriate, to reach its target markets efficiently. Many of the Company's vendors participate in a co-operative advertising program and contribute a certain portion to the Company's advertising costs.

     Direct mail is used extensively because it allows the Company to target specific zip codes near its stores' locations and those areas where potential customers reside. The Company's advertising department creates color flyers to use as direct mail, which show many products in a menu-like format. Television and radio are used in more mature markets where the expense can be spread over a number of stores. The Company's vehicles are adorned with the Company's distinctive color decals, effectively becoming rolling billboards. In addition to mass marketing, several direct marketing tools are employed to solicit the Company's existing customer base. In addition, the Company has developed a preferred customer program, directed at current and past customers. Under this program, special promotions, including significant discounts and new product offerings, are periodically run for these customers to encourage additional rentals.

     The Company attempts to remove as many obstacles as possible to the completion of rental-purchase transactions. Customers are not required to visit the store to initiate transactions. Most of the Company's advertisements, whether direct mail, television or radio, encourage customers to "shop by phone" and feature the Company's toll-free telephone number. When the toll-free number is dialed, the call is automatically routed to the Company store closest to the source of the call. Each product displayed in the Company's direct mailing piece is numbered for easy reference during telephone orders. Store managers and sales associates are trained to explain the rental-purchase program clearly and to obtain orders over the telephone. Customers may give all information required by the order form to a Company representative over the telephone, and once the requisite approval is obtained, delivery is scheduled. The Company initiates a significant number of its customer rental-purchase agreements over the telephone.

APPROVAL

     Although the Company does not conduct a formal credit review, the Company's order approval process provides a mechanism for qualifying a customer. This process is designed to verify a customer's stability in his or her community and serves as a successful method of loss prevention. The Company's customer qualification process consists of obtaining the customer's name, address, landlord or mortgage holder, source of income and four personal references, two of whom generally must be family members. Information is verified over the telephone by store associates contacting the personal references and other sources. Generally, the Company will verify employment and residence status. Since merchandise is rented rather than purchased, the Company focuses on a customer's credibility, not the customer's credit history. If a customer does not pay promptly, the rental-purchase merchandise is simply returned or picked up. The approval process is designed to take less than one hour.

THE RENTAL-PURCHASE AGREEMENT

     The Company strives to make the rental-purchase transaction as simple and as accessible as possible for the customer. This includes providing a complete explanation of the entire rental-purchase program prior to delivery of the rental merchandise. An agreement is intended to be straightforward and understandable by a customer and includes the total amount required to be paid for ownership of the merchandise, as well as all other required disclosures. The Company's flexible rental payment program allows a customer to choose weekly, biweekly, semi-monthly or monthly rentals. To facilitate timely renewal payments, the Company attempts to match a customer's renewal payment schedule with his or her wage or other income schedule. At the end of each rental period, a customer will renew the agreement, terminate the agreement or purchase the merchandise. If a customer elects to continue to rent the merchandise, the customer pays the next period's rental. If a customer elects to terminate an agreement, the Company will pick up the merchandise or the merchandise will be returned by the customer and in either case, will be held by the Company for re-rental. If a customer terminates a rental, but subsequently elects to re-rent the same item or a similar item within a designated period of time, the customer generally will be granted a reinstatement of the previously terminated agreement. A customer may purchase a rented product at any time for a price based on a predetermined formula.

     During the term of an agreement, all service and repair is provided by the Company or an authorized manufacturer's service representative at no additional cost to the customer, unless damage is caused by the customer's misuse or abuse. Most products are covered by manufacturers' warranties for varying periods. The Company also provides service and repair for 90 days after the merchandise is purchased by a customer.

     The Company seeks to establish long-term relationships with its customers. Accordingly, the Company does not require an application fee, nor does it charge for delivery and set-up. The Company does not sell credit life, disability, unemployment, or damage-waiver insurance. The Company charges only two fees: a reinstatement fee if an agreement is terminated and then reinstated and a fee if a Company associate is required to visit the customer's residence to collect a rental renewal payment. By limiting the add-on fees charged, the Company enables its customers to spend more of their rental renewal payment on the merchandise, which, the Company believes, directly results in higher customer retention and repeat and referral business. Rental income represented approximately 95% of the Company's total revenues in 1998.

DELIVERY AND INSTALLATION

     After an order is approved, it is assigned to an account manager. The Company requires that, before merchandise is placed in a customer's residence, the account manager or delivery team must ensure that the customer understands all aspects of the agreement. Accordingly, the forms are explained in detail and each section is initialed by a customer prior to his or her execution of the rental-purchase agreement. The Company believes that a thorough understanding by a customer of all the terms of the agreement is the first step of a successful rental-purchase program. Merchandise is generally delivered by an account manager or a delivery team on the same day that the order is approved, which is generally the same day that the order is received. Deliveries are made in vehicles that are leased new and regularly cleaned and maintained. All vehicles have the Company's logo on the side in order to enhance name recognition in local markets. Vehicles are generally retained for a period of not more than 36 months.

     A delivery of home electronics, appliances or computers includes installation by a Company associate enabling the customer to immediately enjoy the benefits of the product. Account managers and delivery associates receive extensive training on many aspects of the rental-purchase transaction, including delivery and installation of products, explanation of agreements and customer service throughout the rental term. Along with two weeks of on-the-job training, all account managers and delivery associates are given a detailed "Customer Management Manual" that they are expected to learn and refer to in the performance of their duties. In addition, both account managers and store managers are instructed to follow up with customers after delivery to ensure they are satisfied with the merchandise and installation.

CUSTOMER MANAGEMENT

     Once a customer accepts delivery of merchandise, the next priority is ensuring that the customer continues renting and makes all rental renewal payments in a timely manner. The goal is to treat each customer with respect and dignity because it is the Company's philosophy that "customers will pay you because they want to, not because they have to." Most customers make rental renewal payments in person. This affords the Company an opportunity to enhance the customer relationship, while displaying merchandise for future rentals. A customer pays in cash or by check, money order, or credit card.

     A significant portion of all rental renewal payments are made without any collection efforts by the Company. If rental renewal payments are not made on or before the agreement renewal date, an account manager first contacts the customer by telephone. If the initial telephone contact does not lead to renewal or return of the merchandise, then the account manager makes a personal visit to the customer. Company procedures require that all customer management efforts be performed in a professional and courteous manner. Account managers receive extensive training, and are expected to learn and refer to the "Customer Management Manual" in the performance of their duties. In cases where the customer chooses not to renew the agreement, the merchandise is returned to the store and reconditioned for a subsequent re-rental. In cases where the customer refuses to return the merchandise, the Company uses various legal methods to recover the merchandise, including enlisting the personal references which were obtained on the original order form.

MANAGEMENT INFORMATION SYSTEMS AND CONTROLS

     The Company's proprietary computer software programs continue to be upgraded and rewritten by the Company on an ongoing basis in order to meet the Company's information needs and to conform with the Company's philosophy of decentralization and customer management. The Windows NT operating system and Company-wide Intranet provide management with timely operational and financial information and flexibility. The Company's corporate headquarters operates under a client-server platform, utilizes a proprietary Windows NT-based enterprise software system and licenses its accounting software. In 1997, the Company installed a Company-wide intranet which enables e-mail communication from the corporate headquarters to the stores and between stores. The intranet also allows for a fast and cost effective transfer of data from the stores to the corporate headquarters on a daily basis. The Company believes that both its store and corporate information systems will be able to meet its growth plans.

     The Company's computer system maintains all standard agreements, and all agreements are printed off the system on an as-needed basis at each store. The Company has formatted all documents, including standard agreements, sales material and collection material, to contain "customer-friendly" terminology. In addition, when there is a change in state law, the Company can make timely modifications on its system to the standard agreements in that particular state and, since the Company does not pre-order its agreements but rather prints them on an as-needed basis, the Company incurs minimal expense as a result of such modification.

     Customer renewal payments are made at or mailed to the individual stores. Such payments are deposited nightly. A record of each transaction is transmitted overnight to the corporate headquarters. Critical data, such as outstanding agreements, idle inventory, revenue, expired agreements percentage and cash receipts are available to management the following day on a store-by-store, regional and an aggregate basis. Also, regional managers have remote access to this data each morning by utilizing the Company's intranet.

     On a daily, weekly and monthly basis, reports are generated that provide critical information for each of the Company's products, a detailed accounting of total rent due and collected and customer information. On a monthly basis, store operating results are compared to each other and ranked on 10 critical operating statistics and eight key financial indicators. Operational and profit "Rating Sheets" are generated each month and year to date, store managers are rated and annual awards are given to the top rated stores for each year. In addition, stores are grouped by size and compared to their own group by nine operational and financial statistics.

COMPETITION

     The Company competes with other national and regional rental-purchase businesses, as well as rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, the Company competes with department stores, consumer electronic stores and discount stores. Competition is based primarily on product selection and availability, customer service and rental rates and terms. The Company's three largest competitors, Rent-A-Center, Inc., Rent-Way, Inc., and Aaron Rents, Inc., have significantly greater financial and operating resources and name recognition than the Company.

PERSONNEL

     As of March 31, 1999, the Company had approximately 750 associates, including 510 full-time associates. Approximately 35 associates are located at the Company's corporate headquarters in Canfield, Ohio. None of the Company's associates is represented by a labor union. Management believes its relations with its associates are good.

GOVERNMENT REGULATION

     There are currently 46 states that have legislation regulating rental-purchase transactions, all of which require operators to provide certain disclosure to customers regarding the terms of rental-purchase transactions. Two states (Minnesota and Wisconsin) regulate rental-purchase transactions as credit sales subject to interest rate limitations and other consumer lending restrictions. In addition, recent court decisions in New Jersey have created a legal environment in that state which is prohibitive to rental-purchase transactions. The Company does not operate in, nor does the Company intend to operate in, any of these three states. All of the eight states in which the Company operates impose certain contractual and advertising disclosure requirements concerning the nature of rental-purchase transactions and also provide varying levels of substantive consumer protection.

     With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to customers about agreements and rental-purchase transactions. Such legislation also prescribes grace periods for nonpayment and time periods during which customers may reinstate agreements, prohibits or limits certain types of collection or other practices and, in some instances, limits certain fees that may be charged. Some states, including Michigan and Ohio, limit the total rental payments that can be charged. If the Company opens or acquires new stores in states in which it does not currently operate, the Company will become subject to the rental-purchase laws of such states, if any. The Company operates its stores only in states that have enacted laws specifically regulating rental-purchase transactions. This policy provides the Company with a measure of certainty regarding its legal obligations to its customers. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a material adverse effect on the Company. No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. The Company instructs its managers in procedures required by applicable law through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects. In addition, the Company provides its customers with a toll-free number to telephone corporate headquarters to report any irregularities in service or misconduct by its associates.

SERVICE MARKS

     The Company owns the federally registered service marks "Rainbow Rentals" and "Spectrum Rents." The Company believes that the Rainbow Rentals mark has acquired significant market recognition and goodwill in the communities in which its stores are located.

ITEM 2. PROPERTIES

     The Company leases all of its stores under operating leases that expire at various times through 2007. Store leases generally provide for fixed monthly rental payments, plus payment for real estate taxes, insurance and common area maintenance. Most of these leases contain renewal options for additional periods ranging from three to five years at rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options, or that if it can renew them, that the terms will be favorable to the Company. Store sizes range from approximately 2,450 to 6,200 square feet, and average approximately 4,300 square feet. Management believes that suitable store space is generally available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable or unwilling to renew a particular lease. Management also believes that additional store space is available to meet the requirements of its new store opening program. The Company leases its corporate office located at 3711 Starr Centre Drive, Canfield, Ohio from a company owned by three of its executive officers (See "Related Party Transactions"). The corporate office consists of approximately 10,000 square feet and is leased through January 31, 2006. In 1998, the rental amount was $98,000. The Company believes the rental is at market rate and the other provisions of the lease are on terms no less favorable to the Company than could be obtained from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

     The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company and their ages as of March 31, 1999 are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Wayland J. Russell...................  47     Chairman of the Board of Directors and Chief Executive
                                              Officer
Lawrence J. Hendricks................  41     Chief Operating Officer and Director
Michael J. Viveiros..................  43     President and Director
Michael A. Pecchia...................  38     Chief Financial Officer and Secretary
Brian L. Burton......................  58     Director
Ivan J. Winfield.....................  64     Director

     WAYLAND J. RUSSELL, Chairman of the Board and Chief Executive Officer since February 1997, having previously served as the Company's President since its inception in 1986. Mr. Russell has served as a director of the Company since its inception in 1986.

     LAWRENCE S. HENDRICKS, Chief Operating Officer since February 1997, having previously served as Vice President for Store Operations since the Company's inception in 1986. Mr. Hendricks has served as a director of the Company since its inception in 1986.

     MICHAEL J. VIVEIROS, President since February 1997, having previously served as Vice President since the Company's inception in 1986. Mr. Viveiros has served as a director of the Company since its inception in 1986.

     MICHAEL A. PECCHIA, Chief Financial Officer of the Company since February 1997, having previously served as the Company's Controller from 1991 -- 1996 and Treasurer and Secretary since 1991. Mr. Pecchia also served as a director of the Company from February 1997 to June 5, 1998.

     BRIAN L. BURTON, President of Vertical Merchandising Systems, Inc., a distributor of impulse merchandising systems to supermarkets, for over five years. Mr. Burton has served as a director of the Company since June 1998. From 1987 to 1991 Mr. Burton was a private retail consultant. Prior thereto, Mr. Burton was Chief Operating and Financial Officer of Fabri-Centers of America, Inc., a publicly traded fabric and craft retailer.

     IVAN J. WINFIELD. Mr. Winfield has served since September 1995 as an Associate Professor at Baldwin-Wallace College, Cleveland, Ohio, and as a business consultant. Prior thereto, Mr. Winfield was a Managing Partner of Coopers & Lybrand from 1978 to 1994. He is a director of Boykin Lodging Co., HMI Industries, Inc., International Total Services, Inc. and OfficeMax, Inc. Mr. Winfield has served as a director of the Company since June 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common shares trade on the National Market of the Nasdaq Stock Market, Inc. under the symbol "RBOW". The following table shows the high and low closing sale prices of the common shares since the common shares began trading publicly on June 5, 1998, as reported through December 31, 1998. The price to the public in the initial public offering, which occurred on June 5, 1998, was $10.00 per share.

                                                                 COMMON SHARES
                                                                ----------------
                                                                 HIGH      LOW
                                                                ------    ------
Quarter ended June 30, 1998 (From June 5, 1998).............    10.625    10.063
Quarter ended September 30, 1998............................    10.875     9.125
Quarter ended December 31, 1998.............................    10.375     8.750

     As of March 23, 1999, the Company believed there were approximately 300 beneficial owners of the Company's common shares.

DIVIDEND POLICY

     The Company has never paid cash dividends on its shares of common stock. The Company currently intends to retain all earnings from its operations to finance the growth and development of its business and, consequently, does not expect to pay dividends on its shares of common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. In addition, the payment of dividends by the Company is limited by certain covenants in the Company's Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from the consolidated financial statements of the Company. Effective as of the close of business on December 31, 1994, the Company changed its method of depreciating rental-purchase merchandise from the straight-line basis to the units of activity method. Therefore, the financial information presented for 1994 reflects the Company's use of the straight-line basis and has not been restated because such restatement was deemed impractical. As a result, certain financial information for 1994 may not be comparable to later periods. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto included elsewhere in this annual report.

                                                             YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                          1998          1997          1996          1995          1994
                                       -----------   -----------   -----------   -----------   -----------
                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS, PER SHARE AMOUNTS AND
                                                                 OPERATING DATA)
STATEMENT OF INCOME DATA:
Revenues
  Rental revenue.....................  $   59,932    $   52,153    $   43,815    $   39,721    $   33,700
  Fees...............................       1,959         1,588         1,284         1,151           957
  Merchandise sales..................       1,588         1,587         1,461         1,687         1,626
                                       ----------    ----------    ----------    ----------    ----------
       Total revenues................      63,479        55,328        46,560        42,559        36,283
Operating expenses
  Merchandise costs..................      21,765        19,145        17,003        16,235        13,156
  Store expenses
     Salaries and related............      13,943        11,809         9,655         9,136         7,020
     Occupancy.......................       4,671         4,068         3,416         3,092         2,567
     Advertising.....................       3,500         3,283         2,837         2,576         2,280
     Other expenses..................       7,686         6,127         5,437         4,746         3,980
                                       ----------    ----------    ----------    ----------    ----------
       Total store expenses..........      29,800        25,287        21,345        19,550        15,847
                                       ----------    ----------    ----------    ----------    ----------
       Total merchandise costs and
          store expenses.............      51,565        44,432        38,348        35,785        29,003
  General and administrative
     expenses........................       4,607         4,096         3,934         3,216         2,662
                                       ----------    ----------    ----------    ----------    ----------
       Total operating expenses......      56,172        48,528        42,282        39,001        31,665
                                       ----------    ----------    ----------    ----------    ----------
       Operating income..............       7,307         6,800         4,278         3,558         4,618
Interest expense.....................         918         1,822           834           898           726
Other expense, net...................         109           329           453           183            52
                                       ----------    ----------    ----------    ----------    ----------
       Income before income taxes....       6,280         4,649         2,991         2,477         3,840
Income taxes.........................       2,662         1,968           972         1,253         1,642
                                       ----------    ----------    ----------    ----------    ----------
       Net income....................       3,618         2,681         2,019         1,224         2,198
                                       ==========    ==========    ==========    ==========    ==========
  Basic and diluted earnings per
     common share....................  $     0.73    $     0.59    $     0.32    $     0.19    $     0.34
                                       ==========    ==========    ==========    ==========    ==========
  Weighted average common shares
     outstanding.....................   4,970,256     4,509,406     6,392,610     6,392,610     6,392,610
OPERATING DATA:
  Stores Open at end of period.......          70            62            55            51            46
  Comparable store revenue
     growth(1).......................        3.8%          9.9%          2.0%          8.0%          6.7%

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Rental-purchase merchandise, net.....    $25,246    $23,411    $19,740    $15,676    $13,378(2)
  Total assets.........................     33,068     31,293     25,401     20,932     17,097(2)
  Total debt...........................        190(4)  23,203(3)   9,850      8,651      6,843
  Total liabilities....................      6,230(4)  28,240(3)  13,934     11,484      8,873
  Shareholders' equity.................     26,838(4)   3,053(3)  11,467      9,448      8,224(2)

---------------

(1) Comparable store revenue growth is the percentage increase in revenue from the same number of stores over a two year period. Only stores that have been open 12 months in both periods are included in the comparison.

(2) Includes the effect of the change in the method of depreciating rental-purchase merchandise from the straight- line basis to the units of activity method of $1.6 million at December 31, 1994.

(3) Includes the effect of the redemption of shares from a prior shareholder-officer.

(4) Includes the effect of the Company's initial public offering and subsequent elimination of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended December 31, 1998, 1997 and 1996. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

GENERAL

     At December 31, 1998, the Company operated 70 rental-purchase stores in eight states. During the year ended December 31, 1998, the Company opened eight new stores and acquired two stores, one of which was immediately consolidated into an existing Company location. All nine stores added during 1998 were located in existing markets.

     On June 5, 1998, the Company completed its initial public offering consisting of 2,250,000 shares of common stock at $10.00 per share. Proceeds from the offering after deducting underwriters' discounts and offering expenses totaled $20.2 million. The proceeds were used to repay substantially all outstanding debt.

     On February 1, 1999, the Company completed the purchase from Rental Mart of PA, Inc. ("Rental Mart") the assets of four stores located in Ohio and Pennsylvania for approximately $1.3 million in cash. Rental Mart had annual revenues of approximately $1.7 million in 1998. Immediately following the acquisition, three of the stores were consolidated into existing Company locations. During February the Company also opened a new store in a new market in Chattanooga, Tennessee.

     On March 1, 1999, the Company completed the purchase from Blue Ribbon Rentals, Inc. and Blue Ribbon Rentals II, Inc. ("Blue Ribbon") the assets of 15 stores located in Ohio and Pennsylvania for approximately $10.4 million in cash. Blue Ribbon had annual revenues of approximately $10.1 million in 1998. Following the acquisition two stores were consolidated into existing Company locations and the remaining store acquired in the Rental Mart acquisition was consolidated into one of the newly acquired Blue Ribbon locations.

COMPONENTS OF INCOME AND EXPENSES

     Revenues. The Company collects rental renewal payments in advance, generally on a weekly or monthly basis. This rental revenue is recognized when collected. Fees include fees for reinstatement of expired agreements and fees for in-home collection. These fees are recognized when collected. Rental-purchase agreements generally include an early purchase option. Merchandise sales include amounts received upon sales of merchandise pursuant to such options and upon the sale of previously rented merchandise. These amounts are recognized as revenue when the merchandise is sold.

     Merchandise Costs. Merchandise costs include depreciation of rental-purchase merchandise under the units of activity depreciation method. Rental-purchase merchandise is depreciated as revenue is collected. Rental-purchase merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Merchandise costs also include the remaining book value of merchandise sold or otherwise disposed, the cost of replacement parts and accessories and other miscellaneous merchandise costs.

     Salaries and Related. Salaries and related includes all salaries and wages paid to store level associates, related benefits, taxes and workers' compensation premiums.

     Occupancy. Occupancy includes rent, repairs and maintenance of the physical store locations, utility costs and depreciation of store leasehold improvement. The Company has no leases that include percentage rent provisions.

     Advertising. Advertising includes television, radio and print media costs as well as the expenses (including payroll) of the Company's internal advertising department.

     Other Expenses. Other expenses include delivery expenses, insurance, costs associated with maintaining rental-purchase merchandise, telephone expenses, store computer and office expenses and personal property taxes, among other items.

     General and Administrative Expenses. General and administrative expenses include all personnel, occupancy and other operating expenses associated with maintaining the Company's corporate-level departments. In addition, all costs associated with the Company's annual and semi-annual manager meetings and committee meetings, as well as charitable contributions and state taxes not based on income, are included.

     For several years, the Company has made significant contributions to charitable organizations, including organizations for which directors and officers serve or have served as trustees or officers. The aggregate amount of charitable contributions was approximately $230 thousand, $208 thousand and $243 thousand in 1998, 1997, and 1996, respectively, and the amount of contributions for 1999 will be approximately $360 thousand. For subsequent years, the Board of Directors has determined to limit charitable contributions to an amount not to exceed 10% of the prior year's net income.

     Income Tax Expense. Income tax expense includes the combined effect of all federal, state and local income taxes imposed upon the Company by various taxing jurisdictions.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1998     1997     1996
                                                                -----    -----    -----
STATEMENT OF INCOME DATA:
Revenues
  Rental revenue............................................     94.4%    94.3%    94.1%
  Fees......................................................      3.1      2.9      2.8
  Merchandise sales.........................................      2.5      2.8      3.1
                                                                -----    -----    -----
       Total revenues.......................................    100.0    100.0    100.0
Operating expenses
  Merchandise costs.........................................     34.3     34.6     36.5
  Store expenses
     Salaries and related...................................     21.9     21.3     20.7
     Occupancy..............................................      7.4      7.4      7.3
     Advertising............................................      5.5      5.9      6.1
     Other expense..........................................     12.1     11.1     11.7
                                                                -----    -----    -----
       Total store expenses.................................     46.9     45.7     45.8
                                                                -----    -----    -----
       Total merchandise costs and store expenses...........     81.2     80.3     82.3
General and administrative expenses.........................      7.3      7.4      8.4
                                                                -----    -----    -----
       Total operating expenses.............................     88.5     87.7     90.7
                                                                -----    -----    -----
       Operating income.....................................     11.5     12.3      9.3
Interest expense............................................      1.4      3.3      1.8
Other expense, net..........................................      0.2      0.6      1.0
                                                                -----    -----    -----
  Income before income taxes................................      9.9      8.4      6.5
Income taxes................................................      4.2      3.6      2.1
                                                                -----    -----    -----
  Net income................................................      5.7%     4.8%     4.4%
                                                                =====    =====    =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     For the year ended December 31, 1998, total revenues increased to $63.5 million from $55.3 million, an increase of 14.7% over the prior year. The increase was due to the inclusion of a full year's results for stores opened in 1997, revenue from the nine stores opened and acquired in 1998 and an increase in comparable store revenue. The increase in revenue of stores opened in 1997 accounted for $3.7 million, or 45.3% of the increase, newly opened and acquired stores accounted for $2.5 million or 29.8% of the increase, and the increase in comparable store revenue accounted for $2.0 million or 24.9% of the increase.

     For the year ended December 31, 1998, merchandise costs increased to $21.8 million from $19.1 million, an increase of 13.7% over the prior year, but decreased to 34.3% from 34.6% of total revenues due to an increase in rental rates and a shift in the Company's product mix towards lower cost and higher margin products.

     For the year ended December 31, 1998, total store expenses increased to $29.8 million from $25.3 million, an increase of 17.8% over the prior year, and as a percentage of total revenues increased to 46.9% from 45.7%. The increase was due to expenses associated with stores opened and acquired in 1998, the inclusion of a full year of expenses from the stores opened in 1997, and an increase in comparable store expenses necessitated by the increase in rental-purchase agreements in 1997. Salaries and related increased to $13.9 million from $11.8 million, an increase of 18.1% over the prior year and as a percentage of total revenues increased to 21.9% from 21.3%. The increase was due to additional personnel associated with stores opened and acquired in 1998, additional personnel at comparable stores necessitated by the increase in rental-purchase agreements in 1997 and the inclusion of a full year of salaries and related expenses from stores opened in 1997. Occupancy increased to $4.7 million from $4.1 million, an increase of 14.8% over the prior year due to stores opened and acquired in 1998 and the inclusion of a full year of occupancy expenses from stores opened in 1997. As a percentage of total revenues, occupancy remained relatively constant at 7.4%. Advertising increased slightly to $3.5 million from

$3.3 million, an increase of 6.6% over the prior year due to stores opened and acquired in 1998 offset by a decrease in advertising expenses of comparable stores. As a percentage of total revenues, advertising decreased to 5.5% from 5.9%. Other expenses increased to $7.7 million from $6.1 million, an increase of 25.5% over the prior year and as a percentage of total revenues increased to 12.1% from 11.1%. The increase was due to an increase in comparable store expenses necessitated by the increase in rental-purchase agreements in 1997, stores opened and acquired in 1998 and the inclusion of a full year of expenses from stores opened in 1997.

     For the year ended December 31, 1998, general and administrative expenses increased to $4.6 million from $4.1 million, an increase of 12.5% over the prior year. The increase was due to the addition of a regional manager, an increase in costs associated with the Company's training programs and additional support personnel, all of which were necessitated by the Company's current and anticipated growth. Expenses associated with being a public company and an increase in pension costs also contributed to the increase in general and administrative expenses. As a percentage of total revenues, general and administrative expenses decreased to 7.3% from 7.4%.

     For the year ended December 31, 1998, operating income increased to $7.3 million from $6.8 million, an increase of 7.5% over the prior year. The increase is due to the growth of stores opened in 1997 and an increase in operating income of comparable stores, offset by operating losses associated with new store openings. As a percentage of total revenues, operating income decreased to 11.5% from 12.3%. The decrease in operating margin was mainly due to newly opened and acquired stores operating at revenue levels below those of core stores and other factors discussed above.

     For the year ended December 31, 1998, interest expense decreased to $0.9 million from $1.8 million, a decrease of 49.6% from the prior year, and as a percentage of total revenues decreased to 1.4% from 3.3%. The decrease is attributable to the retirement of substantially all outstanding debt with the proceeds received from the Company's initial public offering in June 1998.

     For the year ended December 31, 1998, other expense decreased to $0.1 million from $0.3 million, a decrease of 66.9% over the prior year mainly due to a one-time refund of workers' compensation premiums of $0.2 million received from the State of Ohio. The Company's effective tax rate for 1998 of 42.4% remained relatively consistent with the 1997 rate of 42.3%.

     For the year ended December 31, 1998, net income increased to $3.6 million from $2.7 million, an increase of 34.9% over the prior year, and increased to 5.7% from 4.8% of total revenues as a result of all of the factors discussed above.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     For the year ended December 31, 1997, total revenues increased to $55.3 million from $46.6 million, an increase of 18.8% over the prior year. The increase was due to an increase in comparable store revenue, the inclusion of a full year's results for stores opened in 1996, and new store openings. An increase in comparable store revenue accounted for $4.5 million, or 51.7%, of the increase, stores opened in 1996 accounted for $2.4 million, or 27.6% of the increase, and new store openings accounted for $1.8 million, or 20.7%, of the increase.

     For the year ended December 31, 1997, merchandise costs increased to $19.1 million from $17.0 million, an increase of 12.6% over the prior year and as a percentage of total revenues decreased to 34.6% from 36.5% due to improved margins and a decrease in amortization associated with the DTO acquisition.

     For the year ended December 31, 1997, total store expenses increased to $25.3 million from $21.3 million, an increase of 18.5% over the prior year. The increase was primarily due to new stores opened in 1997 and expenses associated with the increase in the number of rental-purchase agreements at existing stores. As a percentage of total revenues, store expenses remained relatively constant at 45.7%. Salaries and related increased to $11.8 million from $9.7 million, an increase of 22.3% over the prior year. The increase was due to additional personnel associated with new store openings and an increase in rental-purchase agreements at existing stores. As a percentage of total revenues, salaries and related increased slightly to 21.3% from 20.7%. Occupancy increased to $4.1 million from $3.4 million, an increase of 19.1% over the prior year. The increase was due primarily to rent increases in existing stores and new store openings. As a percentage of total revenues, occupancy remained relatively constant at 7.4%. Advertising increased to $3.3 million from $2.8 million, an increase of 15.7% over the prior year, due to new store openings. As a percentage of total revenues, advertising decreased slightly to 5.9% from 6.1%. Other expenses increased to $6.1 million from $5.4 million, an increase of 12.7% over the prior year. The increase was due primarily to the increased number of stores opened, as well as the increased number of rental-purchase agreements at existing stores. As a percentage of total revenues, other expenses decreased to 11.1% from 11.7%.

     For the year ended December 31, 1997, general and administrative expenses increased to $4.1 million from $3.9 million, an increase of 4.1% over the prior year, but as a percentage of total revenues, decreased to 7.4% from 8.4% in 1996. The increased costs associated with the addition of a fourth regional manager, professional services and additional support service personnel were offset by a decrease in executive expenses.

     For the year ended December 31, 1997, operating income increased to $6.8 million from $4.3 million, an increase of 59.0% over the prior year, and increased to 12.3% from 9.3% of total revenues. The $2.5 million increase in operating income and the 3.0% increase in operating margins were due primarily to the improved performance of the DTO stores, the maturation of stores opened in 1996, growth of rental-purchase agreements in core stores and the stabilization of corporate expenses, partially offset by operating losses associated with new store openings.

     For the year ended December 31, 1997, interest expense increased to $1.8 million from $0.8 million, an increase of 118.5% over the prior year, and as a percentage of total revenues increased to 3.3% from 1.8%. The increase was attributable to the increased indebtedness associated with the redemption of stock owned by a former shareholder-officer of the Company.

     For the year ended December 31, 1997, other expense decreased to $0.3 million from $0.5 million, a decrease of 27.4% over the prior year. During 1997, the amortization of non-compete and consulting agreements executed in connection with the redemption of stock owned by a former shareholder-officer of the Company, was offset by gains from the sale of delivery vehicles. In 1996, the Company recognized a one time charge for the loss of a lawsuit brought by a former associate as well as a charge associated with the upgrade of the Company's management information systems and remodeling of the Company's corporate headquarters.

     For the year ended December 31, 1997, income tax expense increased to $2.0 million from $1.0 million, an increase of 102.5% over the prior year. The increase was due to increased income before taxes in 1997 as well as a higher effective tax rate in 1997 as compared to 1996 caused by prior year refunds of state taxes recognized during 1996.

     For the year ended December 31, 1997, net income increased to $2.7 million increased from $2.0 million, an increase of 32.8% over the prior year, and increased to 4.8% from 4.4% of total revenues, as a result of all of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. For the years ended December 31, 1998 and 1997 purchases of rental merchandise (excluding acquisitions) amounted to $22.9 million and $22.7 million, respectively. During the year ended December 31, 1998, the Company acquired the assets of two rental-purchase stores in the aggregate amount of $1.6 million while its investment in new store openings including store operating losses amounted to approximately $3.4 million.

     For the year ended December 31, 1998, cash provided by operating activities increased to $5.5 million from $0.7 million for the prior year. The increase was due to a reduction in the purchase of rental merchandise in comparable stores and increases in net income and trade accounts payable. Cash used in investing activities increased to $2.7 million from $0.9 million due primarily to the acquisition of two rental-purchase stores in Ohio and Massachusetts. Cash used in financing activities increased to $2.9 million from $0.3 million due to the reduction of substantially all of the Company's debt with proceeds from its initial public offering and cash provided by operating activities.

     On June 5, 1998, the Company completed its initial public offering of 2,250,000 shares of common stock, without par value, at $10 per share. The offering generated net proceeds of approximately $20.2 million after deducting underwriters' fees and offering expenses. The net proceeds were used to retire approximately $10.9 million of indebtedness due a former shareholder-officer of the Company and his affiliates. The balance of the net proceeds was used to reduce borrowings under the Credit Facility.

     Prior to the Company's initial public offering, the Company's growth was financed through cash flow from operations, borrowings under a revolving loan agreement with a lending institution (the "Credit Facility") and trade credit. As a result of the offering, the Company reduced its Credit Facility to $10.0 million. Borrowings under the Credit Facility bear interest at a variable rate equal to prime or the Interbank Offering Rate ("IBOR") plus 200 basis points. In conjunction with the Company's acquisition of the assets of 15 Blue Ribbon stores on March 1, 1999, the Company increased its Credit Facility to $16.0 million and extended the maturity date to March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company's Credit Facility as of March 29, 1999 was approximately $6.0 million.

     The Company currently plans to increase the number of new store openings in 1999 and 2000 respectively, from the eight new stores opened in 1998. The Company further believes that it will continue to have the opportunity to increase its number of stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, seek to obtain additional debt or equity financing, or use its equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

INFLATION

     During the years ended December 31, 1998, 1997 and 1996, the cost of rental-purchase merchandise, lease expense and salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental rates for its rental-purchase merchandise.

MARKET RISK

     The Company does not have significant exposure to changing interest rates. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. A 10% change in interest rates would not have a material effect on the Company's pretax earnings for the next fiscal year.

     The Company does not purchase or hold any derivative financial instruments.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, (i) the ability of the Company to execute effectively its expansion program and (ii) changes in the government's regulation of the industry. The Company undertakes no obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise. There can be no assurance that the events described in these forward-looking statements will occur. For further information, please refer to the Company's filings with the

Securities and Exchange Commission, including specifically the Risk Factors contained in the Company's prospectus dated June 4, 1998.

ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. While the Company has not yet determined the effects the Statement will have on its financial position or results of its operations, it does not anticipate a material impact.

     In the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Startup Activities," which requires that the cost of startup activities be expensed as incurred. The Statement will be effective for fiscal years beginning after December 15, 1998. The Company is currently assessing the effect of this Statement, but does not anticipate a material impact.

     In the first quarter of 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for Costs of Computer Software Development or Obtained for Internal Use," which requires that certain internal and external costs to develop or obtain software for internal use be expensed or capitalized as incurred. Generally, costs incurred during the preliminary project stage and post-implementation/operation stages must be expensed. The Statement will be effective for fiscal years beginning after December 15, 1998. The Company is currently assessing the effect of this Statement, but does not anticipate a material impact.

YEAR 2000

     The Company utilizes information technology and non-information technology throughout its operations and has third-party relationships with vendors who may be affected by Year 2000 issues. During 1998 the Company began to assess its Year 2000 readiness and has already begun to implement plans to ensure that its systems are or will be Year 2000 compliant. The Company anticipates completing its implementation plan by the third quarter of 1999. All of the Company's remote locations operate on an internally developed point-of-sale system which has been tested and determined to be Year 2000 compliant. In addition, all hardware utilized to run both its remote locations and corporate offices are believed to be Year 2000 compliant. The company's proprietary Windows NT-based software system utilized by its corporate office, updated in 1999, and its licensed accounting software are Year 2000 compliant. The company has developed questionnaires and contacted key suppliers of its rental-purchase merchandise as well as other vendors regarding their Year 2000 compliance to determine any impact on its operations. In general, the Company's key suppliers and vendors have developed or are in the process of developing plans to address their Year 2000 issues. Based on the vendors' responses to date, the Company does not anticipate that it will experience a material amount of merchandise returns due to Year 2000 issues. The Company will continue to monitor and evaluate the progress of its third-party relationships on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes there will be minimal changes required for compliance.

     The Company has spent to date a de minimus amount to implement its Year 2000 readiness plan, including amounts to update its Windows NT-based software utilized at its corporate office. The Company has not yet estimated additional costs to bring its operations into Year 2000 compliance, however, it believes that such costs will be immaterial to its results of operations and financial condition.

     Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance. The Company realizes however, that in spite of its Year 2000 compliance efforts, factors beyond its control may have an adverse effect on its operations. Therefore, the Company has begun to develop a contingency plan which may include operating its store locations under the previously utilized manual point-of-sale system and increasing the amount of rental-purchase merchandise available for rent prior to the year 2000. Though not yet complete, the Company believes the plan will be available in the unlikely event the Company's operations are materially adversely affected by the Year 2000 issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item (other than the information regarding executive officers set forth at the end of Item 4A of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          PAGE
                                                                       -------
    (a)(1) Financial Statements:
          Independent Auditors' Report................................      24
          Consolidated Balance Sheets as of December 31, 1998 and
          1997........................................................      25
          Consolidated Statements of Income for the Years Ended
          December 31, 1998, 1997 and 1996............................      26
          Consolidated Statements of Shareholders' Equity for the
          Years Ended December 31, 1998, 1997 and 1996................      27
          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996............................      28
          Notes to Consolidated Financial Statements..................   29-37
    (a)(2) Financial Statement Schedules:
          All financial statement schedules have been omitted because they are not applicable or because required information is included in the Company's financial statements and notes
          thereto.
    (a)(3) Exhibits
          See the Index to Exhibits included on page 39.
    (b)   Reports on Form 8-K:
       (1) On March 16, 1999, the Company filed a Current Report on
          Form 8-K, disclosing the completion of its acquisition of
          the assets of 15 stores from Blue Ribbon Rentals, Inc. and
          Blue Ribbon Rentals II, Inc.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
  Rainbow Rentals, Inc.

     We have audited the accompanying consolidated balance sheets of Rainbow Rentals, Inc. and subsidiary (Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures on the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Rentals, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG, LLP
Cleveland, Ohio
February 10, 1999

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                       ASSETS
Current assets
  Cash......................................................    $     --    $     77
  Rental-purchase merchandise, net..........................      25,246      23,411
  Prepaid expenses and other current assets.................         706         824
  Income tax receivable.....................................          --         399
                                                                --------    --------
       Total current assets.................................      25,952      24,711
Property and equipment, net.................................       3,394       3,441
Deferred income taxes.......................................       1,058       1,041
Goodwill, net...............................................         910          --
Other assets, net...........................................       1,754       2,100
                                                                --------    --------
       Total assets.........................................    $ 33,068    $ 31,293
                                                                ========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of obligations under capital
     leases.................................................    $     80    $     80
  Accounts payable..........................................       1,242       1,000
  Accrued income taxes......................................         290         129
  Accrued compensation and related costs....................       1,429       1,091
  Other liabilities and accrued expenses....................       1,166       1,616
  Deferred income taxes.....................................       1,913       1,201
                                                                --------    --------
       Total current liabilities............................       6,120       5,117
Long-term debt..............................................          --      12,464
Notes payable...............................................          --      10,488
Obligations under capital leases, excluding current
  installments..............................................         110         171
                                                                --------    --------
       Total liabilities....................................       6,230      28,240
Shareholders' equity
  Serial preferred stock, no par value, 2,000,000 shares
     authorized, none issued................................          --          --
  Common stock, no par value; 10,000,000 shares authorized,
     5,925,735 and 3,675,735 issued and outstanding at
     December 31, 1998 and 1997, respectively...............      11,039          60
  Retained earnings.........................................      17,706      14,088
  Treasury stock, 466,875 and 2,716,875 common shares at
     December 31, 1998 and 1997, respectively, at cost......      (1,907)    (11,095)
                                                                --------    --------
       Total shareholders' equity...........................      26,838       3,053
                                                                --------    --------
       Total liabilities and shareholders' equity...........    $ 33,068    $ 31,293
                                                                ========    ========

See accompanying notes to consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Revenues
  Rental revenue.....................................    $   59,932    $   52,153    $   43,815
  Fees...............................................         1,959         1,588         1,284
  Merchandise sales..................................         1,588         1,587         1,461
                                                         ----------    ----------    ----------
       Total revenues................................        63,479        55,328        46,560
Operating expenses
  Merchandise costs..................................        21,765        19,145        17,003
  Store expenses
     Salaries and related............................        13,943        11,809         9,655
     Occupancy.......................................         4,671         4,068         3,416
     Advertising.....................................         3,500         3,283         2,837
     Other expenses..................................         7,686         6,127         5,437
                                                         ----------    ----------    ----------
       Total store expenses..........................        29,800        25,287        21,345
                                                         ----------    ----------    ----------
       Total merchandise costs and store expenses....        51,565        44,432        38,348
  General and administrative expenses................         4,607         4,096         3,934
                                                         ----------    ----------    ----------
       Total operating expenses......................        56,172        48,528        42,282
                                                         ----------    ----------    ----------
       Operating income..............................         7,307         6,800         4,278
Interest expense.....................................           918         1,822           834
Other expense, net...................................           109           329           453
                                                         ----------    ----------    ----------
       Income before income taxes....................         6,280         4,649         2,991
Income taxes.........................................         2,662         1,968           972
                                                         ----------    ----------    ----------
       Net income....................................    $    3,618    $    2,681    $    2,019
                                                         ==========    ==========    ==========
EARNINGS PER COMMON SHARE:
  Basic and diluted earnings per common share........    $     0.73    $     0.59    $     0.32
                                                         ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted..................................     4,970,256     4,509,406     6,392,610
                                                         ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  COMMON STOCK                                 TOTAL
                                              --------------------   RETAINED   TREASURY   SHAREHOLDERS'
                                                NUMBER      COST     EARNINGS    STOCK        EQUITY
                                              ----------   -------   --------   --------   -------------
Balance at December 31, 1995................   6,392,610   $    60   $ 9,388    $     --      $ 9,448
  Net income................................          --        --     2,019          --        2,019
                                              ----------   -------   -------    --------      -------
Balance at December 31, 1996................   6,392,610        60    11,407          --       11,467
  Net income................................          --        --     2,681          --        2,681
  Acquisition of common shares..............  (2,716,875)       --        --     (11,095)     (11,095)
                                              ----------   -------   -------    --------      -------
Balance at December 31, 1997................   3,675,735        60    14,088     (11,095)       3,053
  Net income................................                           3,618                    3,618
  Issuance of common shares.................   2,250,000    10,979        --       9,188       20,167
                                              ----------   -------   -------    --------      -------
Balance at December 31, 1998................   5,925,735   $11,039   $17,706    $ (1,907)     $26,838
                                              ==========   =======   =======    ========      =======

See accompanying notes to consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Cash flows from operating activities
  Net income................................................  $  3,618   $  2,681   $  2,019
  Reconciliation of net income to net cash provided by
     operating activities
     Depreciation of property and equipment and amortization
       of intangibles.......................................     1,931      1,989      2,024
     Depreciation of rental-purchase merchandise............    19,607     16,994     14,475
     Deferred income taxes..................................       695        993       (335)
     (Gain) loss on disposal of property and equipment......      (229)      (182)       120
     Purchases of rental-purchase merchandise...............   (22,903)   (22,707)   (20,546)
     Rental-purchase merchandise disposed, net..............     1,939      1,929      2,092
     (Increase) decrease in
       Short-term investments...............................        --         27         (2)
       Prepaid expenses and other current assets............       118       (330)       179
       Income tax receivable................................       399       (399)       314
     Increase (decrease) in
       Accounts payable.....................................       242       (917)       571
       Accrued income taxes.................................       161       (103)       232
       Accrued compensation and related costs...............       338        149        298
       Other liabilities and accrued expenses...............      (450)       623        150
                                                              --------   --------   --------
          Net cash provided by operating activities.........     5,466        747      1,591
                                                              --------   --------   --------
Cash flows from investing activities
  Purchase of property and equipment, net...................    (1,422)    (1,120)    (2,371)
  Proceeds on the sale of property and equipment............       333        250          3
  Acquisitions..............................................    (1,580)        --         --
  Other.....................................................        --         --        (30)
                                                              --------   --------   --------
          Net cash used in investing activities.............    (2,669)      (870)    (2,398)
                                                              --------   --------   --------
Cash flows from financing activities
  Proceeds from long-term debt borrowings...................    43,385     63,827     53,644
  Current installments and repayments of long-term debt.....   (55,849)   (60,922)   (52,379)
  Proceeds from stock offering, net of related expenses.....    20,167         --         --
  Decrease in notes payable.................................   (10,488)      (291)       (66)
  Loan origination fees paid................................       (28)      (147)       (63)
  Payment in connection with Redemption Agreement...........        --     (2,700)        --
  Principal payments under capital lease obligations........       (61)       (39)        --
                                                              --------   --------   --------
          Net cash (used in) provided by financing
            activities......................................    (2,874)      (272)     1,136
                                                              --------   --------   --------
Net (decrease) increase in cash.............................       (77)      (395)       329
Cash at beginning of year...................................        77        472        143
                                                              --------   --------   --------
Cash at end of year.........................................  $     --   $     77   $    472
                                                              ========   ========   ========
Supplemental cash flow information:
  Net cash paid during the period for
     Interest...............................................  $  1,556   $  1,060   $    795
     Income taxes...........................................     1,529      1,577        884

See accompanying notes to consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of Rainbow Rentals, Inc. and subsidiary (Company), which are summarized below, are consistent with generally accepted accounting principles and reflect practices appropriate to the industry in which the Company operates.

     (a) Reporting Entity and Principles of Consolidation

     The Company is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. At December 31, 1998, the Company operated 70 stores in eight states: Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, and Tennessee. The Company's corporate headquarters is located in Canfield, Ohio.

     The consolidated financial statements include the accounts of Rainbow Rentals, Inc. and its wholly owned subsidiary, Rainbow Advertising, Inc. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

     (b) Financial Instruments

     The carrying amount of financial instruments including cash, trade receivables and accounts payable approximated fair value as of December 31, 1998 and 1997, because of the relatively short maturity of these instruments.

     (c) Rental-purchase Merchandise

     Rental-purchase merchandise consists of merchandise rented to customers or in the stores available for rent or sale. Merchandise is rented to customers pursuant to rental agreements which generally provide for either weekly or monthly rental terms with rental renewal payments collected in advance. The rental agreements may be terminated at any time by the customers, if terminated, the merchandise is returned to the Company.

     Rental-purchase merchandise is stated at the lower of cost or market. The Company depreciates inventory using the units of activity method. Under the units of activity method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total expected rents provided over the rental contract term. The Company believes the units of activity method more accurately matches the recognition of depreciation expense with the estimated timing of revenue receipts over the rental-purchase agreement period. The units of activity method is recognized in the rental-purchase industry and does not consider salvage value.

     (d) Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets which range from three to five years. Leasehold improvements and vehicles held under capital lease arrangements are amortized over the shorter of the term of the applicable leases or useful life of the improvement.

     (e) Goodwill

     The excess of cost over fair value of net assets of businesses acquired is amortized on a straight line basis over periods ranging from 18 to 20 years. The Company periodically monitors the value of goodwill for possible impairment by utilizing the undiscounted cash flow method. Measurement of an impairment loss is determined by reducing the carrying value of the related assets to fair value.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

     (f) Other Assets

     Other assets consist primarily of noncompete and consulting agreements which arose in connection with the share repurchase from a former officer of the Company, (see notes 11 and 12). These costs are amortized over the agreement lives of seven years and three years, respectively.

     (g) Rental Revenue

     Merchandise is rented to customers pursuant to rental-purchase agreements which generally provide for weekly or monthly rental terms with nonrefundable rental payments. Rental income is recognized as collected, because at the time of collection the merchandise has been placed in service and costs of installation and delivery have been incurred. A customer may elect to renew the rental-purchase agreement for a specified number of continuous terms and has the right to acquire title either through payment of all required rentals or through a purchase option. Amounts received from such sales, as well as sales of new and used merchandise available for rent in the stores, are included in merchandise sales.

     (h) Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its stock-based compensation. The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (FAS
123), which was effective in 1996. FAS 123 provides the option of accounting for stock-based compensation using the provisions of APB 25 or the fair value method of accounting. The Company elected to account for stock-based compensation using the provisions of APB 25. The fair value disclosures required under FAS 123 are contained in note 14 to the consolidated financial statements.

     (i) Advertising Expenses

     Costs incurred for producing and communicating advertising are charged to expense as incurred.

     (j) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k) Basic and Diluted Earnings per Common Share

     Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding during each year. Average shares used in the calculations were 4,970,256, 4,509,406 and 6,392,610 in 1998, 1997 and 1996, respectively. For the periods presented, stock options would have had an anti-dilutive effect on earnings per share. Therefore, there is no difference between basic and diluted earnings per share.

     (l) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

     (m) New Accounting Pronouncements

     Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income", issued in June 1997, established standards for reporting and display of comprehensive income and its components. This standard currently does not apply to these financial statements because the Company has no items of other comprehensive income in any period presented.

     The Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", on January 1, 1998. This statement provides accounting and reporting standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that the adoption of FAS No. 131 has no effect on its consolidated financial statements as the Company has a single operating segment.

     (n) Reclassification

     Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

(2)  PUBLIC OFFERING OF STOCK

     On June 5, 1998, the Company completed its initial public offering of 2,250,000 shares of common stock, without par value, at $10 per share. The net proceeds of approximately $20.2 million, after deducting underwriters' discounts and offering expenses, were used to retire approximately $10.9 million of indebtedness due a former shareholder-officer of the Company. The balance of the net proceeds were used to reduce borrowings with a lending institution.

(3)  ACQUISITIONS

     On August 1, 1998, the Company acquired certain assets of Choice Rental of Massachusetts, Inc., a Massachusetts competitor, for approximately $1.1 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill" of $0.7 million), is being amortized on a straight-line basis over twenty years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise and a non-compete agreement.

     On July 1, 1998, the Company acquired certain assets of Eppy's Furniture, Inc., a store located in Lorain, Ohio, for approximately, $0.5 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of the acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill" of $0.2 million), is being amortized on a straight-line basis over eighteen years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise and a non-compete agreement.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

(4)  RENTAL-PURCHASE MERCHANDISE

     Following is a summary of rental-purchase merchandise:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Rental purchase merchandise, at original cost...............    $ 44,517    $ 39,926
Less: accumulated depreciation..............................     (19,271)    (16,515)
                                                                --------    --------
                                                                $ 25,246    $ 23,411
                                                                ========    ========

(5)  PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Vehicles....................................................    $  1,241    $  2,142
Leasehold improvements......................................       4,025       3,286
Computer equipment..........................................         761         688
Office equipment............................................       1,490       1,133
Vehicles held under capital lease...........................         290         290
                                                                --------    --------
                                                                   7,807       7,539
Less accumulated depreciation and amortization..............       4,413       4,098
                                                                --------    --------
                                                                $  3,394    $  3,441
                                                                ========    ========

(6)  LONG-TERM DEBT AND NOTES PAYABLE

     The Company has a revolving loan agreement with a lending institution; the maximum revolving loan amount under this agreement at December 31, 1998 was $10.0 million. The loan agreement expires July 15, 2001, at which time any outstanding balance will be payable in full. Interest is charged on the outstanding loan balance at prime, or 8.00% at December 31, 1998. The Company can request to have portions of the outstanding principal designated as "IBOR Portions," which under the terms of the loan agreement would bear interest at the Interbank Offering Rate (IBOR Rate), plus 200 basis points. The IBOR Rate at December 31, 1998 was 5.625%. At December 31, 1998 no part of the outstanding principal is designated as an "IBOR Portion."

     The loan agreement is secured by substantially all assets, contract rights, documents, and all rental agreements of the Company. The loan agreement contains various covenants, with which the Company was in compliance at December 31, 1998 and 1997. The loan agreement calls for a nonuse fee equal to 0.315% per annum on the daily average amount by which the maximum revolving amount exceeds the outstanding loan balance. Bank borrowings under the loan agreement at December 31, 1998 and 1997 were $-0- and $12,464 respectively.

     In April 1997, the Company entered into a Stock Redemption Agreement (Redemption Agreement) with a former shareholder-officer of the Company. The Redemption Agreement required the Company to repurchase all 2,716,875 shares of stock owned by the former shareholder-officer and affiliates. The Company entered into note payable agreements (Redemption Debt) with the shareholder-officer and certain affiliates of the shareholder-officer amounting to $10,488. The Redemption Debt, which accrued interest at a rate of 8.0%, was paid in full during June, 1998 with proceeds received from the Company's initial public offering of common stock.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

(7)  RELATED PARTY TRANSACTIONS

     The building which serves as the Company's corporate headquarters is leased from a company, owned by the Company's three majority shareholders. The Company entered into a 10-year building lease agreement, expiring January 2006, with the company at a rental rate which approximates market rates. Total rent paid to the partnership in 1998, 1997, and 1996 was approximately $98, $103, and $100, respectively.

(8)  INCOME TAXES

     The provision for income taxes consisted of the following components:

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1998      1997      1996
                                                                ------    ------    ------
Current
  Federal...................................................    $1,660    $  738    $1,203
  State and Local...........................................       307       237       104
                                                                ------    ------    ------
                                                                 1,967       975     1,307
Deferred
  Federal...................................................       485       837      (284)
  State and Local...........................................       210       156       (51)
                                                                ------    ------    ------
                                                                   695       993      (335)
                                                                ------    ------    ------
                                                                $2,662    $1,968    $  972
                                                                ======    ======    ======

     A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1998      1997      1996
                                                                ------    ------    ------
Income before income taxes..................................    $6,280    $4,649    $2,991
Federal statutory tax rate..................................        34%       34%       34%
                                                                ------    ------    ------
                                                                 2,135     1,581     1,017
State and local income taxes, net of federal income tax
  benefit...................................................       345       262        37
Meals and entertainment and officers' life insurance
  premiums..................................................        50        33        20
                                                                ------    ------    ------
Other, net..................................................       132        92      (102)
                                                                ------    ------    ------
                                                                $2,662    $1,968    $  972
                                                                ======    ======    ======

     The following deferred tax assets (liabilities) are reflected in the consolidated balance sheets as follows:

                                                                     DECEMBER
                                                                ------------------
                                                                 1998       1997
                                                                -------    -------
Rental-purchase merchandise.................................    $(2,110)   $(1,324)
Property and equipment......................................        735        703
Intangibles.................................................        323        326
Other.......................................................        197        135
                                                                -------    -------
  Net deferred tax liability................................    $  (855)   $  (160)
                                                                =======    =======

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

     The net amount of current and non-current deferred tax liabilities was $855 as of December 31, 1998 and $160 as of December 31, 1997, representing deferred tax assets and deferred tax liabilities of $1,255 and $2,110, respectively, at December 31, 1998 and $1,163 and $1,324, respectively, at December 31, 1997. No valuation allowance was required for the deferred tax assets.

(9)  LEASES

     The Company entered into a capital lease arrangement in 1997 for the financing of new vans. The gross amount of vehicles and the related accumulated amortization are recorded in property and equipment, net.

     The Company operates its retail stores and offices under noncancelable operating leases with terms extending to 2007 and additional option periods renewable at the request of the Company. Additionally, the Company leases a number of delivery and general use vehicles under operating lease arrangements. Rental expense charged to operations totaled $4,144, $3,266 and $2,495 for the years ended December 31, 1998, 1997, and 1996, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are as follows:

                                                                CAPITAL    OPERATING
YEAR ENDING DECEMBER 31,                                        LEASES      LEASES
------------------------                                        -------    ---------
1999........................................................     $ 84       $ 4,497
2000........................................................      127         3,968
2001........................................................       --         2,900
2002........................................................       --         1,790
2003........................................................       --         1,154
Thereafter..................................................       --           543
                                                                 ----       -------
Total minimum lease payments................................      211       $14,852
                                                                            =======
Less amount representing interest...........................       21
                                                                 ----
Present value of net minimum capital lease payments.........      190
Less current installments of obligations under capital
  leases....................................................       80
                                                                 ----
  Obligations under capital leases, excluding current
     installments...........................................     $110
                                                                 ====

(10)  RETIREMENT PLAN

     The Company maintains a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan, which covers substantially all employees, provides for the Company to make discretionary contributions based on salaries of eligible employees plus additional contributions based upon voluntary employee salary deferrals. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. In 1998 and 1997, the Company contributed $49 and $25, respectively. No retirement plan expenses were incurred in 1996.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

(11)  OTHER ASSETS

     Following is a summary of other assets:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998      1997
                                                                ------    ------
Noncompete and consulting agreements........................    $2,221    $2,093
Loan origination fees and other.............................       438       425
                                                                ------    ------
                                                                 2,659     2,518
Less accumulated amortization...............................       905       418
                                                                ------    ------
                                                                $1,754    $2,100
                                                                ======    ======

(12)  SHAREHOLDER TRANSACTIONS

     In connection with the Redemption Agreement (note 6), the Company entered into noncompete, consulting, and severance agreements with the former shareholder-officer (see notes 6 and 11), and agreed to pay a total of $13,436 (cash payment of $2,948 and notes payable of $10,488), allocated as follows:

Stock repurchase............................................  $11,095
Noncompete and consulting agreements........................    2,093
Severance agreement.........................................      248
                                                              -------
                                                              $13,436
                                                              =======

     The full amount paid for the acquisition of shares was recorded as treasury stock. As indicated in note 11, the amount allocated to the noncompete and consulting agreements was recorded in other assets. The severance payment was charged fully to general and administrative expense in 1997.

(13)  SHAREHOLDERS' EQUITY

     On March 23, 1998, the Company's Board of Directors (Board) approved an increase in the number of authorized shares and the conversion of all outstanding shares of common nonvoting stock for an equal number of common voting stock. Additionally, the Board authorized 2,000,000 shares of Serial Preferred Stock (consisting of 1,000,000 Voting Preferred Shares and 1,000,000 Non-Voting Preferred Shares). The conversion of nonvoting shares has been reflected retroactively, by removing reference to common nonvoting shares from shareholders' equity and calculating earnings per share based on the weighted average number of common shares outstanding after considering the conversion.

     Also, on March 23, 1998, the Board approved a 10,500 for one stock split distributed in the form of a stock dividend. As a result of this action, an additional 3,675,385 shares of common stock were issued on June 5, 1998, the date of the Company's initial public offering, to shareholders of record on March 23, 1998. All references throughout these consolidated financial statements and notes thereto to number of shares and per share amounts of the Company's common stock have been restated to reflect the stock split.

(14)  STOCK OPTION PLAN

     The Company's Stock Option Plan ("Plan") offers employees the opportunity to acquire shares of common stock by the grant of stock options, including both incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"). A total of 400,000 shares of common stock have been reserved for issuance upon exercise of stock options under the Plan. The purchase price of a share of common stock pursuant to an ISO shall not be

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
less than the fair market value of a share of common stock at the grant date. The purchase price of a share of common stock pursuant to a NQSO may be less than the fair market value of a share of common stock.

     On June 5, 1998, the Company granted 306,000 stock options under the Plan. Because all stock options were granted with an exercise price equal to the market price on the date of grant, no compensation expense has been recognized, consistent with the provisions of APB 25. Stock options granted become exercisable over a three-year or four-year vesting period and expire ten years from the date of grant.

     Pro forma information for net income and basic and diluted earnings per common share is required by FAS 123 and has been determined as if the Company had accounted for it stock options under the fair value method of that statement. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998: risk free interest rate of 5.4%; dividend yield of -0-%; volatility factor of the expected market price of the Company's common stock of 30.0%; and an expected life of the stock options of seven years. The weighted average grant date fair value of stock options granted during the year was $4.43 per stock option.

     Had compensation cost for the stock options been determined based on the fair value at the grant date, the Company's net income and basic and diluted earnings per common share would have been reduced. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the stock options' vesting period. The pro forma amounts for the year ending December 31, 1998 are indicated below. No amounts are provided for the years ended December 31, 1997 and 1996 since there were no options granted until the Company's initial public offering on June 5, 1998.

                                                               1998
                                                              ------
Net income:
  As reported...............................................  $3,618
  Pro forma.................................................   3,506
Basic and diluted earnings per common share:
  As reported...............................................     .73
  Pro forma.................................................     .71

     A summary of the Company's stock option activity and related information for the year ended December 31, 1998 is as follows:

                                                                  NUMBER OF         WEIGHTED
                                                                STOCK OPTIONS       AVERAGE
                                                                    1998         EXERCISE PRICE
                                                                -------------    --------------
Outstanding at beginning of year............................            --
Granted.....................................................       306,000            $10
Exercised...................................................            --
Forfeited...................................................       (11,100)           $10
                                                                   -------
Outstanding at end of year..................................       294,900            $10
                                                                   =======
Exercisable at end of year..................................            --

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

(15)  SUBSEQUENT EVENTS (UNAUDITED)

     On February 1, 1999, the Company acquired certain assets of Rental Mart of PA, Inc. for approximately $1.3 million in cash. The acquisition will be accounted for using the purchase method of accounting.

     On March 1, 1999, the Company acquired certain assets of Blue Ribbon Rentals, Inc. and Blue Ribbon Rentals II, Inc. for approximately $10.4 million in cash. The acquisition will be accounted for using the purchase method of accounting. In conjunction with this acquisition, the Company amended the terms of its revolving loan agreement on March 1, 1999. The amendment increased the maximum revolving loan amount to $16.0 million and extended the loan agreement to March 1, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAINBOW RENTALS, INC.

                                          By: /s/ WAYLAND J. RUSSELL

                                            ------------------------------------
                                                     Wayland J. Russell
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 29, 1999.

                  SIGNATURE                                                  TITLE
                  ---------                                                  -----
           /s/ WAYLAND J. RUSSELL                        Chairman and Chief Executive Officer
---------------------------------------------
             Wayland J. Russell

          /s/ LAWRENCE S. HENDRICKS                      Chief Operating Officer and Director
---------------------------------------------
            Lawrence S. Hendricks

           /s/ MICHAEL J. VIVEIROS                       President and Director
---------------------------------------------
             Michael J. Viveiros

           /s/ MICHAEL A. PECCHIA                        Chief Financial Officer
---------------------------------------------
             Michael A. Pecchia

             /s/ BRIAN L. BURTON                         Director
---------------------------------------------
               Brian L. Burton

            /s/ IVAN J. WINFIELD                         Director
---------------------------------------------
              Ivan J. Winfield

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
-------   -----------------------
 2.1(1)   Amended and Restated Asset Purchase Agreement dated March 1,
          1999 by and among the company, Blue Ribbon Rentals, Inc.,
          Blue Ribbons Rentals II, Inc. and William Wendell.
 3.1(2)   Amended and Restated Articles of Incorporation
 3.2(2)   Amended and Restated By-Laws and Code of Regulations
 4.1(2)   Loan and Security Agreement dated as of October 5, 1992, by and between the Company and Bank of America National Trust and Savings Association (formerly Bank of America, Illinois, formerly Continental Bank, Illinois, formerly Continental
          Bank, NA), as amended.
          Consent and Amendment No. 10 and Third Amended and Restated
 4.2(3)   Supplement A to Loan and Security Agreement between the
          Company and Bank of America National Trust and Savings
          Association, dated July 15, 1998.
          Consent and Amendment No. 11 and Fourth Amended and Restated
 4.3(1)   Supplement A to Loan and Security Agreement between the
          Company and Bank of America National Trust and Savings
          Association, dated March 1, 1999.
 4.4(2)   Collateral Trademark Security Agreement dated as of October
          5, 1992 by and between the Company and Bank of America
          National Trust and Savings Association. Information
          concerning certain of the Company's other long-term debt is set forth in Note 6 of the consolidated financial
          statements. The Company hereby agrees to furnish copies of such instruments to the Commission upon request.
10.1(2)   1998 Stock Option Plan
10.2(2)   Lease by and between the Company and Rainbow Properties,
          Ltd. dated January 1, 1996 for the Company's principal
          executive offices.
21(2)     List of subsidiaries
27.1(*)   Financial Data Schedule

---------------

* Filed Herewith

(1) Previously filed, as of March 16, 1998, pursuant to the Company's report on Form 8-K.

(2) Previously filed, as of June 5, 1998, pursuant to the Company's Registration Statement on Form S-1.

(3) Previously filed, as of August 13, 1998, pursuant to the Company's report on Form 10-Q.