Form 10-Q
period 1999-03-31
RAINBOW RENTALS INC
filed 1999-05-14
CIK 1058441

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-24333

                              RAINBOW RENTALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                34-1512520
-------------------------------            ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

                             3711 Starr Centre Drive
                              Canfield, Ohio 44406
             ------------------------------------------------------
                    (Address of principal executive offices)

                                  330-533-5363
             ------------------------------------------------------
                         (Registrant's telephone number)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999: 5,925,735

                              RAINBOW RENTALS, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                                             PAGE NO.
                                                                                                           --------
         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           Condensed Consolidated Balance Sheets as of                                        3
                           March 31, 1999 and December 31, 1998

                           Condensed Consolidated Statements of Income - for
                           the three months ended March 31, 1999 and 1998                                     4

                           Condensed Consolidated Statements of
                           Shareholders' Equity                                                               5

                           Condensed Consolidated Statements of Cash Flows -
                           for the three months ended March 31, 1999 and 1998                                 6

                           Notes to Condensed Consolidated Financial Statements                               7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                         8

PART II  OTHER INFORMATION

         ITEM 6.           Exhibits and Reports on Form 8-K                                                   12

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     MARCH 31,    DECEMBER 31,
                                                                       1999          1998
                                                                       ----          ----
                                                                           (UNAUDITED)
                                  ASSETS
Current assets
     Cash                                                             $    204       $      -
     Rental-purchase merchandise, net                                   28,861         25,246
     Prepaid expenses and other current assets                             938            706
                                                                      --------       --------
          Total current assets                                          30,003         25,952

Property and equipment, net                                              3,793          3,394
Deferred income taxes                                                    1,083          1,058
Goodwill, net                                                            8,593            910
Other assets, net                                                        1,997          1,754
                                                                      --------       --------
          Total assets                                                $ 45,469       $ 33,068
                                                                      ========       ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current installments of obligations under capital leases         $     78       $     80
     Accounts payable                                                    2,592          1,242
     Accrued income taxes                                                  399            290
     Accrued compensation and related costs                              1,510          1,429
     Other liabilities and accrued expenses                              1,284          1,166
     Deferred income taxes                                               2,038          1,913
                                                                      --------       --------
          Total current liabilities                                      7,901          6,120

Long-term debt                                                           9,500           --
Obligations under capital leases, excluding current installments            96            110
                                                                      --------       --------
          Total liabilities                                             17,497          6,230

Shareholders' equity
     Serial preferred stock, no par value, 2,000,000 shares
     authorized, none issued                                               --             --
     Common stock, no par value; 10,000,000 shares authorized,
          5,925,735 issued and outstanding                              11,039         11,039
     Retained earnings                                                  18,840         17,706
     Treasury stock, 466,875 common shares at cost                      (1,907)        (1,907)
                                                                      --------       --------
          Total shareholders' equity                                    27,972         26,838
                                                                      --------       --------
          Total liabilities and shareholders' equity                  $ 45,469       $ 33,068
                                                                      ========       ========




     See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     1999            1998
                                                                     ----            ----
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                   ----------      ----------
Revenues
     Rental revenue                                                $   16,961      $   14,168
     Fees                                                                 586             432
     Merchandise sales                                                    713             536
                                                                   ----------      ----------
                   Total revenues                                      18,260          15,136
Operating expenses
     Merchandise costs                                                  6,114           5,065
     Store expenses
           Salaries and related                                         4,127           3,301
           Occupancy                                                    1,385           1,122
           Advertising                                                    877             820
           Other expenses                                               2,222           1,772
                                                                   ----------      ----------
                   Total store expenses                                 8,611           7,015
                                                                   ----------      ----------
                   Total merchandise costs and store expenses          14,725          12,080

     General and administrative expenses                                1,314           1,196
     Amortization                                                          61            --
                                                                   ----------      ----------
                   Total operating expenses                            16,100          13,276
                                                                   ----------      ----------
                   Operating income                                     2,160           1,860
Interest expense                                                           98             470
Other expense, net                                                        124              33
                                                                   ----------      ----------
                   Income before income taxes                           1,938           1,357
Income taxes                                                              804             577
                                                                   ==========      ==========
                   Net income                                      $    1,134      $      780
                                                                   ==========      ==========


EARNINGS PER COMMON SHARE:
     Basic earnings per share:                                     $     0.19      $     0.21
                                                                   ==========      ==========
     Diluted earnings per share:                                   $     0.19      $     0.21
                                                                   ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                          5,925,735       3,675,735
                                                                   ==========      ==========
     Diluted                                                        5,936,202       3,675,735
                                                                   ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                  Common Stock                                                    Total
                                                  ------------                Retained          Treasury       Shareholders'
                                              Number            Cost          Earnings            Stock           Equity
                                              ------            ----          --------            -----           ------
Balance at December 31, 1996                 6,392,610       $        60      $    11,407      $      --         $    11,467
    Net income                                    --                --              2,681             --               2,681
    Acquisition of common shares            (2,716,875)             --               --            (11,095)          (11,095)
                                           -----------       -----------      -----------      -----------       -----------
Balance at December 31, 1997                 3,675,735                60           14,088          (11,095)            3,053
    Net income                                                                      3,618                              3,618
    Issuance of common shares                2,250,000            10,979             --              9,188            20,167
                                           -----------       -----------      -----------      -----------       -----------
Balance at December 31, 1998                 5,925,735            11,039           17,706           (1,907)           26,838
    Net income (unaudited)                        --                --              1,134             --               1,134
                                           -----------       -----------      -----------      -----------       -----------
Balance at March 31, 1999 (unaudited)      $ 5,925,735       $    11,039      $    18,840      $    (1,907)      $    27,972
                                           ===========       ===========      ===========      ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                          FOR THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            1999            1998
                                                                            ----            ----
                                                                         (UNAUDITED)     (UNAUDITED)
                                                                         -----------     -----------
Cash flows from operating activities
    Net income                                                            $  1,134            780
    Reconciliation of net income to net cash provided
        By operating activities
        Depreciation of property and equipment and
            amortization of intangibles
        Depreciation of rental-purchase merchandise                            545            478
        Deferred income taxes                                                4,856          4,489
        Gain on disposal of property and equipment                             100            491
        Purchases of rental-purchase merchandise                               (14)           (85)
        Rental-purchase merchandise disposed, net                           (6,216)        (5,566)
        (Increase) decrease in                                               1,230            530
            Prepaid expenses and other current assets                         (232)           301
            Income tax receivable                                             --               69
        Increase (decrease) in
            Accounts payable                                                 1,124          1,133
            Accrued income taxes                                               109            (22)
            Accrued compensation and related costs                              82            (66)
            Other liabilities and accrued expenses                             118             (7)
                                                                          --------       --------
                Net cash provided by operating activities                    2,836          2,525
                                                                          --------       --------

Cash flows from investing activities
    Purchase of property and equipment, net                                   (445)          (360)
    Proceeds on the sale of property and equipment                              36            140
    Acquisitions (note 3)                                                  (11,687)          --
                                                                          --------       --------
                Net cash used in investing activities                      (12,096)          (220)
                                                                          --------       --------

Cash flows from financing activities
    Proceeds from long-term debt borrowings                                 14,510         13,835
    Current installments and repayments of long-term debt                   (5,010)       (16,032)
    Loan origination fees paid                                                 (20)          --
    Principal payments under capital lease obligations                         (16)
    Other                                                                     --             (171)
                                                                          --------       --------
                Net cash  provided by (used in) financing activities         9,464         (2,382)
                                                                          --------       --------

Net increase (decrease) in cash                                                204            (77)
Cash at beginning of period                                                   --               77
                                                                          ========       ========
Cash at end of period                                                     $    204             $-
                                                                          ========       ========

Supplemental cash flow information:
    Net cash paid during the period for
        Interest                                                          $     16       $    585
        Income taxes                                                           625             69

See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  Basis of Presentation

         Rainbow Rentals, Inc. (Company) is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. The Company operates 86 stores in eight states: Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, and Tennessee. The Company's corporate headquarters are located in Canfield, Ohio.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1998.


2.  Earnings Per Share

         Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

         The following table shows the amounts used in computing earnings per share.

                                                                     For the three months ended
                                                                             March 31,
                                                                      1999               1998
                                                                      ----               ----
          Numerator:
              Net income available to common shareholders             $     1,134       $        780
          Denominator:
              Basic weighted average shares                             5,925,735          3,675,735
              Effect of dilutive stock options                             10,467                  -
                                                                      -----------       ------------
              Diluted weighted average shares                           5,936,202          3,675,735
                                                                      ===========       ============
              Basic earnings per share                                $      0.19       $       0.21
                                                                      ===========       ============
              Diluted earnings per share                              $      0.19       $       0.21
                                                                      ===========       ============

3.  Acquisitions

         On February 1, 1999, the Company acquired certain assets of Rental Mart of PA, Inc. ("Rental Mart") for approximately $1.3 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill" of $0.8 million) is being amortized on a straight-line basis over twenty years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise and a non-compete agreement.

         On March 1, 1999, the Company acquired certain assets of Blue Ribbon Rentals, Inc., and Blue Ribbon Rentals II, Inc. ("Blue Ribbon") for approximately $10.4 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill" of $6.9 million) is being amortized on a straight-line basis over twenty years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise of $3.1 million, property and equipment of $0.3 million and a non-compete agreement of $0.3 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At March 31, 1999 the Company operated 86 rental-purchase stores in eight states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

         On February 1, 1999, the Company completed the acquisition of substantially all of the assets of Rental Mart consisting of four stores located in Ohio and Pennsylvania for approximately $1.3 million in cash. Rental Mart had annual revenues of approximately $1.7 million in 1998. Immediately following the acquisition, three of the stores were consolidated into existing Company locations.

         Also during February, the Company opened a new store in a new market in Chattanooga, Tennessee.

         On March 1, 1999, the Company completed the acquisition of substantially all of the assets of Blue Ribbon consisting of 15 stores located in Ohio and Pennsylvania for approximately $10.4 million in cash. Blue Ribbon had annual revenues of approximately $10.1 million in 1998. Following the acquisition one store was consolidated into an existing Company location.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenue.

                                                            FOR THE THREE MONTHS ENDED
                                                            --------------------------
                                                                1999         1998
                                                                ----         ----
STATEMENT OF INCOME DATA:
Revenues
     Rental revenue                                              92.9%       93.6%
     Fees                                                         3.2         2.9
     Merchandise sales                                            3.9         3.5
                                                                -----       -----
               Total  revenues                                  100.0       100.0

Operating expenses
     Merchandise costs                                           33.5        33.5
     Store expenses
          Salaries and related                                   22.6        21.8
          Occupancy                                               7.6         7.4
          Advertising                                             4.8         5.4
          Other expenses                                         12.2        11.7
                                                                -----       -----
               Total store expenses                              47.2        46.3
                                                                -----       -----
               Total  merchandise costs and store expenses       80.7        79.8
     General and administrative expenses                          7.2         7.9
     Amortization                                                 0.3         0.0
                                                                -----       -----
               Total operating expenses                          88.2        87.7
                                                                -----       -----
               Operating income                                  11.8        12.3
Interest expense                                                  0.5         3.1
Other expense, net                                                0.7         0.2
                                                                -----       -----
     Income before income taxes                                  10.6         9.0
Income taxes                                                      4.4         3.8
                                                                -----       -----
     Net income                                                   6.2%        5.2%
                                                                =====       =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         For the three months ended March 31, 1999, total revenues increased to $18.3 million from $15.1 million, an increase of 20.6% over the comparable 1998 period. The increase was due to the inclusion of a full three months' results from the nine stores opened and acquired in 1998, revenue from the stores acquired in 1999 and an increase in comparable store revenue. The increase in revenue of stores opened and acquired in 1998 accounted for $1.6 million, or 50.8% of the increase, stores acquired in 1999 accounted for $1.0 million, or 30.7% of the increase, and the increase in comparable store revenue accounted for $0.6 million or 18.5% of the increase.

          For the three months ended March 31, 1999, merchandise costs increased to $6.1 million from $5.1 million, an increase of 20.7% over the comparable 1998 period, but as a percentage of total revenues, remained constant at 33.5%. The dollar increase was primarily due to merchandise costs associated with stores opened and acquired in 1999 and 1998.

         For the three months ended March 31, 1999, total store expenses increased to $8.6 million from $7.0 million, an increase 22.6% over the comparable 1998 period, and as a percentage of total revenues increased to 47.2 % from 46.3%. The increase was due to the inclusion of a full three months of expenses from the stores opened and acquired in 1998 and expenses associated with stores opened and acquired in 1999. Salaries and related increased to $4.1 million from $3.3 million, an increase of 25.0% over the comparable 1998 period and as a percentage of total revenues increased to 22.6% from 21.8%. The increase was due to the inclusion of a full three months of salaries and related expenses from stores opened and acquired in 1998 and additional personnel associated with stores opened and acquired in 1999. Occupancy increased to $1.4 million from $1.1 million, an increase of 23.4% over the comparable 1998 period due to the inclusion of a full three months of occupancy expenses from stores opened and acquired in 1998 as well as occupancy expenses associated with stores opened and acquired in 1999. As a percentage of total revenues, occupancy increased slightly to 7.6% from 7.4%. Advertising remained relatively constant $0.9 million but as a percentage of total revenues decreased to 4.8% from 5.4% primarily due to no advertising spent on the Blue Ribbon stores acquired in March, 1999. Other expenses increased to $2.2 million from $1.8 million, an increase of 24.7% over the comparable 1998 period and as a percentage of total revenues increased to 12.2% from 11.7%. The increase was due to the inclusion of a full three months of expenses from stores opened and acquired in 1998 and expenses associated with stores opened and acquired in 1999.

         For the three months ended March 31, 1999, general and administrative expenses increased to $1.3 million from $1.2 million, an increase of 10.8% over the comparable 1998 period, but as a percentage of total revenues decreased to 7.2% from 7.9%.

         For the three months ended March 31, 1999, amortization of goodwill and non-compete agreements relating to stores acquired in 1999 and 1998 amounted to $61,000.

         For the three months ended March 31, 1999, operating income increased to $2.2 million from $1.9 million, an increase of 16.1% over the comparable 1998 period due to the growth of stores opened in 1998 and 1997 and, to a lesser extent, operating income from the stores acquired in 1999. As a percentage of total revenues, operating income decreased slightly to 11.8% from 12.3%.

         For the three months ended March 31, 1999, interest expense decreased to $0.1 million from $0.5 million, a decrease of 79.1% from the comparable 1998 period, and as a percentage of total revenues decreased to 0.5% from 3.1%. The decrease is attributable to the retirement of substantially all outstanding debt with the proceeds received from the Company's initial public offering in June 1998, partially offset by interest expense attributable to the indebtedness related to the acquisition of Blue Ribbon.

         For the three months ended March 31, 1999, income tax expense increased to $0.8 million from $0.6 million, an increase of 39.3% over the comparable 1998 period, and as a percentage of total revenues increased to 4.4% from 3.8%. The Company's effective tax rate decreased to 41.5% from 42.5%.

         For the three months ended March 31, 1999, net income increased to $1.1 million from $0.8 million, an increase of 45.5% over the comparable 1998 period, and as a percentage of total revenues increased to 6.2% from 5.2% due to the factors discussed above.
         .
LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. For the three months ended March 31, 1999 and 1998, purchases of rental merchandise (excluding acquisitions) amounted to $6.2 million and $5.6 million, respectively. During the three months ended March 31, 1999, the Company acquired the assets of 19 rental-purchase stores in the aggregate amount of $11.7 million (see note 3).

        For the three months ended March 31, 1999, cash provided by operating activities increased to $2.8 million from $2.5 million for the comparable 1998 period. The increase was due to increases in net income, trade accounts payable and accrued expenses offset by increases in inventory and prepaid expenses. Cash used in investing activities increased to $12.3 million from $0.2 million due primarily to the acquisition of 19 stores from Rental Mart and Blue Ribbon. Cash provided by financing activities was $9.5 million as compared to cash used in financing activities in the comparable 1998 period of $2.4 million. Borrowings under a revolving loan agreement with a lending institution (the "Credit Facility") to finance the two acquisitions accounted for the cash provided in 1999.

        In conjunction with the Company's acquisition of the assets of 15 Blue Ribbon stores on March 1, 1999, the

Company increased its Credit Facility to $16.0 million and extended the maturity date to March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company's Credit Facility as of May 12, 1999 was approximately $7.7 million.

        The Company plans to open an additional 10 stores during the remainder of the year and plans to open 13 stores in 2000. The Company further believes that it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, seek to obtain additional debt or equity financing, or use its own common stock, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

YEAR 2000

         The Company utilizes information technology and non-information technology throughout its operations and has third-party relationships with vendors who may be affected by Year 2000 issues. Beginning in 1998, the Company began to assess its Year 2000 readiness and has begun to implement plans to ensure that its systems are or will be Year 2000 compliant. The Company anticipates completing its implementation plan by the third quarter of 1999. All of the Company's remote locations operate on an internally developed point-of-sale system which has been tested and determined to be Year 2000 compliant. In addition, all hardware utilized to run both its remote locations and corporate offices are believed to be Year 2000 compliant. The Company's proprietary Windows NT-based software system utilized by its corporate office, updated in February, 1999, and its licensed accounting software are Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers of its rental-purchase merchandise as well as other vendors regarding their Year 2000 compliance to determine any impact on its operations. In general, the Company's key suppliers and vendors have developed or are in the process of developing plans to address their Year 2000 issues. Based on the vendors' responses, the Company does not anticipate that it will experience a material amount of merchandise returns due to Year 2000 issues. The Company will continue to monitor and evaluate the progress of its third-party relationships on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes there will be minimal changes required for compliance.

         The Company has spent to date a de minimus amount to implement its Year 2000 readiness plan, including amounts to update its Windows NT-based software utilized at its corporate office. The Company believes additional costs to bring its operations into Year 2000 compliance will be immaterial to its results of operations and financial condition.

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

FORWARD- LOOKING STATEMENTS

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

A.       Exhibit No.
         -----------
         27.1      Financial Data Schedule


B.       Reports on Form 8-K
         -------------------
         The Company filed its initial Form 8-K in connection with the Blue Ribbon Rentals Acquisition on March 16, 1999.

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RAINBOW RENTALS, INC.
                              (Registrant)


                              /e/ WAYLAND J. RUSSELL
                              ------------------------------------------
                              Wayland J. Russell, Chairman and
                              Chief Executive Officer


                              /e/ MICHAEL A. PECCHIA
                              ------------------------------------------
                              Michael A. Pecchia,
                              Chief Financial Officer

Date: May 13, 1999