Form 10-Q
period 1999-06-30
RAINBOW RENTALS INC
filed 1999-08-16
CIK 1058441

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:     June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ________________.

                          Commission File No. 0-24333

                              RAINBOW RENTALS, INC.
                              ---------------------
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

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999: 5,925,735

                              RAINBOW RENTALS, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                               PAGE NO.
                                                                             --------

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of                   3
                  June 30, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Income - for
                  the three and six months ended June 30, 1999 and 1998         4

                  Condensed Consolidated Statements of
                  Shareholders' Equity                                          5

                  Condensed Consolidated Statements of Cash Flows -
                  for the six months ended June 30, 1999 and 1998               6

                  Notes to Condensed Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           8

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders           13

         Item 6.  Exhibits and Reports on Form 8-K                              13


                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           JUNE 30,  DECEMBER 31,
                                                                            1999         1998
                                                                            ----         ----
                                                                        (UNAUDITED)
                                     ASSETS
Current assets
     Cash                                                                 $    757    $     --
     Rental-purchase merchandise, net                                       29,997      25,246
     Prepaid expenses and other current assets                                 854         706
                                                                          --------    --------
          Total current assets                                              31,608      25,952
Property and equipment, net                                                  4,047       3,394
Deferred income taxes                                                        1,132       1,058
Goodwill, net                                                                8,414         910
Other assets, net                                                            1,843       1,754
                                                                          --------    --------
          Total assets                                                    $ 47,044    $ 33,068
                                                                          ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current installments of obligations under capital leases             $     54    $     80
     Accounts payable                                                        2,184       1,242
     Accrued income taxes                                                      530         290
     Accrued compensation and related costs                                  1,504       1,429
     Other liabilities and accrued expenses                                  1,404       1,166
     Deferred income taxes                                                   2,287       1,913
                                                                          --------    --------
          Total current liabilities                                          7,963       6,120
Long-term debt                                                               9,775          --
Obligations under capital leases, excluding current installments               104         110
                                                                          --------    --------
          Total liabilities                                                 17,842       6,230
Shareholders' equity
     Serial preferred stock, no par value; 2,000,000 shares authorized,
          none issued                                                           --          --
     Common stock, no par value; 10,000,000 shares authorized,
          5,925,735 issued                                                  11,039      11,039
     Retained earnings                                                      20,070      17,706
     Treasury stock, 466,875 common shares at cost                          (1,907)     (1,907)
                                                                          --------    --------
          Total shareholders' equity                                        29,202      26,838
                                                                          --------    --------
          Total liabilities and shareholders' equity                      $ 47,044    $ 33,068
                                                                          ========    ========



     See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                         1999         1998           1999             1998
                                                         ----         ----           ----             ----
                                                            (UNAUDITED)                (UNAUDITED)
                                                     -------------------------    -------------------------
Revenues
     Rental revenue                                  $    19,094   $    14,764    $    36,054   $    28,932
     Fees                                                    695           484          1,281           916
     Merchandise sales                                       567           353          1,280           889
                                                     -----------   -----------    -----------   -----------
                 Total revenues                           20,356        15,601         38,615        30,737
Operating expenses
     Merchandise costs                                     6,681         5,326         12,796        10,391
     Store expenses
          Salaries and related                             4,635         3,482          8,761         6,783
          Occupancy                                        1,472         1,179          2,857         2,301
          Advertising                                      1,039           920          1,916         1,741
          Other expenses                                   2,533         1,872          4,755         3,643
                                                     -----------   -----------    -----------   -----------
                 Total store expenses                      9,679         7,453         18,289        14,468
                                                     -----------   -----------    -----------   -----------
                 Total merchandise costs and store
                   expenses                               16,360        12,779         31,085        24,859
     General and administrative expenses                   1,421         1,156          2,735         2,353
     Amortization                                            121            --            182            --
                                                     -----------   -----------    -----------   -----------
                 Total operating expenses                 17,902        13,935         34,002        27,212
                                                     -----------   -----------    -----------   -----------
                 Operating income                          2,454         1,666          4,613         3,525
Interest expense                                             202           373            300           842
Other expense (income), net                                  148          (135)           271          (101)
                                                     -----------   -----------    -----------   -----------
                 Income before income taxes                2,104         1,428          4,042         2,784
Income taxes                                                 874           606          1,678         1,183
                                                     -----------   -----------    -----------   -----------
                 Net income                          $     1,230   $       822    $     2,364   $     1,601
                                                     -----------   -----------    -----------   -----------

EARNINGS PER COMMON SHARE:
     Basic                                           $      0.21   $      0.19    $      0.40   $      0.40
                                                     ===========   ===========    ===========   ===========
     Diluted                                         $      0.21   $      0.19    $      0.40   $      0.40
                                                     ===========   ===========    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                             5,925,735     4,318,592      5,925,735     3,998,939
                                                     -----------   -----------    -----------   -----------
     Diluted                                           5,959,430     4,320,133      5,948,336     3,999,714
                                                     -----------   -----------    -----------   -----------



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                TOTAL
                                             COMMON STOCK          RETAINED      TREASURY   SHAREHOLDERS'
                                          NUMBER        COST       EARNINGS       STOCK        EQUITY
                                          ------        ----       --------       -----        ------

Balance at December 31, 1996            6,392,610    $       60   $   11,407   $       --    $   11,467
     Net income                                --            --        2,681           --         2,681
     Acquisition of common shares      (2,716,875)           --           --      (11,095)      (11,095)
                                       ----------    ----------   ----------   ----------    ----------
Balance at December 31, 1997            3,675,735            60       14,088      (11,095)        3,053
     Net income                                --            --        3,618           --         3,618
     Issuance of common shares          2,250,000        10,979           --        9,188        20,167
                                       ----------    ----------   ----------   ----------    ----------
Balance at December 31, 1998            5,925,735        11,039       17,706       (1,907)       26,838
     Net income (unaudited)                    --            --        2,364           --         2,364
                                       ----------    ----------   ----------   ----------    ----------
Balance at June 30, 1999 (unaudited)    5,925,735    $   11,039   $   20,070   $   (1,907)   $   29,202
                                       ==========    ==========   ==========   ==========    ==========



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                          1999         1998
                                                                          ----         ----
                                                                       (UNAUDITED) (UNAUDITED)
                                                                       ----------- -----------
Cash flows from operating activities
     Net income                                                           2,364       1,601
     Reconciliation of net income to net cash provided by operating activities
        Depreciation of property and equipment and
             amortization of intangibles                                  1,168         933
        Depreciation of rental-purchase merchandise                      10,325       9,303
        Deferred income taxes                                               300         365
        Gain on disposal of property and equipment                          (12)       (131)
        Purchases of rental-purchase merchandise                        (13,945)    (10,976)
        Rental-purchase merchandise disposed, net                         2,439       1,062
        (Increase) decrease in
             Prepaid expenses and other current assets                     (148)        415
             Income tax receivable                                           --         347
        Increase (decrease) in
             Accounts payable                                               717         741
             Accrued income taxes                                           240         (88)
             Accrued compensation and related costs                          75         (52)
             Other liabilities and accrued expenses                         238        (613)
                                                                       --------    --------
                 Net cash provided by operating activities                3,761       2,907
                                                                       --------    --------

Cash flows from investing activities
     Purchase of property and equipment, net                             (1,159)       (745)
     Proceeds on the sale of property and equipment                          99         185
     Acquisitions                                                       (11,687)         --
                                                                       --------    --------
                 Net cash used in investing activities                  (12,747)       (560)
                                                                       --------    --------

Cash flows from financing activities
     Proceeds from long-term debt borrowings                             21,775      29,650
     Current installments and repayments of long-term debt              (11,980)    (41,709)
     Proceeds from stock offering, net of related expenses                   --      20,167
     Decrease in notes payable                                               --     (10,488)
     Loan origination fees paid                                             (20)         --
     Principal payments under capital lease obligations                     (32)        (30)
                                                                       --------    --------
                 Net cash provided by (used in) financing activities      9,743      (2,410)
                                                                       --------    --------

Net increase (decrease) in cash                                             757         (63)
Cash at beginning of period                                                  --          77
                                                                       --------    --------
Cash at end of period                                                  $    757    $     14
                                                                       ========    ========

Supplemental cash flow information:
     Net cash paid during the period for
        Interest                                                       $    222    $    925
        Income taxes                                                   $  1,197    $    560


See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  Basis of Presentation

         Rainbow Rentals, Inc. (Company) is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. The Company operates 89 stores in nine states: Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, South Carolina, and Tennessee. The Company's corporate headquarters are located in Canfield, Ohio.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report for fiscal year ended December 31, 1998.


2. Earnings Per Share

         Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

         The following table shows the amounts used in computing earnings per share.


                                                 For the three months ended  For the six months ended
                                                           June 30,                 June 30,
                                                      1999         1998         1999         1998
                                                      ----         ----         ----         ----
Numerator:
     Net income available to common shareholders   $    1,230   $      822   $    2,364   $    1,601
Denominator:
     Basic weighted average shares                  5,925,735    4,318,592    5,925,735    3,998,939
     Effect of dilutive stock options                  33,695        1,541       22,601          775
                                                   ----------   ----------   ----------   ----------
     Diluted weighted average shares                5,959,430    4,320,133    5,948,336    3,999,714
                                                   ==========   ==========   ==========   ==========

     Basic earnings per share                      $     0.21   $     0.19   $     0.40   $     0.40
                                                   ==========   ==========   ==========   ==========
     Diluted earnings per share                    $     0.21   $     0.19   $     0.40   $     0.40
                                                   ==========   ==========   ==========   ==========


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At June 30, 1999 the Company operated 89 rental-purchase stores in nine states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

         During the second quarter, the Company opened five new stores including its first store in South Carolina. One of the new store openings was a result of closing and relocating two of the stores acquired in the first quarter.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenue.


                                                     FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                     --------------------------   ------------------------
                                                               JUNE 30,                   JUNE 30,
                                                               --------                   --------
                                                      1999               1998       1999             1998
                                                      ----               ----       ----             ----
STATEMENT OF INCOME DATA:
Revenues
     Rental revenue                                   93.8%               94.6%     93.4%            94.1%
     Fees                                              3.4                 3.1       3.3              3.0
     Merchandise sales                                 2.8                 2.3       3.3              2.9
                                                     -----               -----     -----            -----
               Total revenues                        100.0               100.0     100.0            100.0
Operating expenses
     Merchandise costs                                32.8                34.1      33.1             33.5
     Store expenses
          Salaries and related                        22.8                22.3      22.7             22.1
          Occupancy                                    7.2                 7.6       7.4              7.5
          Advertising                                  5.1                 5.9       5.0              5.7
          Other expenses                              12.4                12.0      12.3             11.8
                                                     -----               -----     -----            -----
               Total store expenses                   47.5                47.8      47.4             47.1
                                                     -----               -----     -----            -----
               Total merchandise costs and store
                    expenses                          80.3                81.9      80.5             80.9
     General and administrative expenses               7.0                 7.4       7.1              7.6
     Amortization                                      0.6                 0.0       0.5              0.0
                                                     -----               -----     -----            -----
               Total operating expenses               87.9                89.3      88.1             88.5
                                                     -----               -----     -----            -----
               Operating income                       12.1                10.7      11.9             11.5
Interest expense                                       1.0                 2.4       0.8              2.7
Other expense (income), net                            0.8                (0.9)      0.7             (0.3)
                                                     -----               -----     -----            -----
     Income before income taxes                       10.3                 9.2      10.4              9.1
Income taxes                                           4.3                 3.9       4.3              3.9
                                                     -----               -----     -----            -----
     Net income                                        6.0%                5.3%      6.1%             5.2%
                                                     =====               =====     =====            =====


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         For the three months ended June 30, 1999, total revenues increased to $20.4 million from $15.6 million, an increase of 30.5% over the comparable 1998 period. The increase was due to revenue from the stores opened and acquired in 1999, the inclusion of a full three months' results from the nine stores opened and acquired in 1998 and an increase in comparable store revenue. The increase in revenue from the stores opened and acquired in 1999 accounted for $2.6 million, or 54.0% of the increase, stores opened and acquired in 1998 accounted for $1.2 million, or 24.3% of the increase, and the increase in comparable store revenue accounted for $1.0 million, or 21.7% of the increase.

          For the three months ended June 30, 1999, merchandise costs increased to $6.7 million from $5.3 million, an increase of 25.5% over the comparable 1998 period, but as a percentage of total revenues, decreased to 32.8% from 34.1%. The dollar increase was primarily due to merchandise costs associated with stores opened and acquired in 1999 and 1998. The percentage decrease is a result of improved pricing, primarily of pre-rented merchandise, as well as an increase in the rentals of higher-margin merchandise.

         For the three months ended June 30, 1999, total store expenses increased to $9.7 million from $7.5 million, an increase of 29.8% over the comparable 1998 period, but as a percentage of total revenues decreased to 47.5% from 47.8%. The dollar increase was due to expenses associated with stores opened and acquired in 1999 and the inclusion of a full three months' expenses from stores opened and acquired in 1998. Salaries and related increased to $4.6 million from $3.5 million, an increase of 33.1% over the comparable 1998 period and as a percentage of total revenues increased to 22.8% from 22.3%. The increase was due to additional personnel associated with stores opened and acquired in 1999 and the inclusion of a full three months of salaries and related expenses from stores opened and acquired in 1998. Occupancy increased to $1.5 million from $1.2 million, an increase of 24.8% over the comparable 1998 period due to occupancy expenses associated with stores opened and acquired in 1999 and the inclusion of a full three months of occupancy expenses from stores opened and acquired in 1998. As a percentage of total revenues, occupancy decreased to 7.2% from 7.6% mainly due to the increase in comparable store revenue on a relatively fixed base of expense. Advertising remained relatively constant at $1.0 million but as a percentage of total revenues decreased to 5.1% from 5.9% primarily due to acquiring stores in existing markets which resulted in increased revenues without a corresponding increase in expense. Other expenses increased to $2.5 million from $1.9 million, an increase of 35.4% over the comparable 1998 period and as a percentage of total revenues increased to 12.4% from 12.0%. The increase was due to expenses associated with stores opened and acquired in 1999 and the inclusion of a full three months' expenses from stores opened and acquired in 1998.

         For the three months ended June 30, 1999, general and administrative expenses increased to $1.4 million from $1.2 million, an increase of 22.9% over the comparable 1998 period. As a percentage of total revenues, general and administrative expenses decreased to 7.0% from 7.4% due to the Company's ability to add stores and increase revenues without a corresponding increase in corporate overhead.

         For the three months ended June 30, 1999, amortization of goodwill and non-compete agreements relating to stores acquired in 1999 and 1998 amounted to $121,000. No amortization occurred in the second quarter of 1998.

         For the three months ended June 30, 1999, operating income increased to $2.5 million from $1.7 million, an increase of 47.3% over the comparable 1998 period due to the growth of stores opened in 1998, operating income from the stores acquired in 1999, and an increase in operating income of comparable stores. As a percentage of total revenues, operating income increased to 12.1% from 10.7% mainly due to improved margins on rental merchandise and other factors associated with store expenses as discussed above.

         For the three months ended June 30, 1999, interest expense decreased to $0.2 million from $0.4 million, a decrease of 46.0% from the comparable 1998 period, and as a percentage of total revenues decreased to 1.0% from 2.4%. The decrease is attributable to the retirement of substantially all outstanding debt with the proceeds received from the Company's initial public offering in June 1998, partially offset by interest expense attributable to the indebtedness related to the acquisitions completed in the first quarter.

         For the three months ended June 30, 1999, other expense (income), net reflected expense of $0.1 million compared to income of $0.1 million for the comparable 1998 period primarily due to a one-time refund of workers' compensation premiums of $0.2 million received from the State of Ohio in 1998.

         For the three months ended June 30, 1999, the Company's effective tax rate decreased to 41.5% from 42.5% for the comparable 1998 period.

         For the three months ended June 30, 1999, net income increased to $1.2 million from $0.8 million, an increase of 49.9% over the comparable 1998 period, and as a percentage of total revenues increased to 6.0% from 5.3% due to the factors discussed above.
         .
COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         For the six months ended June 30, 1999, total revenues increased to $38.6 million from $30.7 million, an increase of 25.6% over the comparable 1998 period. The increase was due to revenue from the stores opened and acquired in 1999, the inclusion of a full six months' results from the nine stores opened and acquired in 1998, and an increase in comparable store revenue. The increase in revenue from the stores opened and acquired in 1999 accounted for $3.5 million, or 44.9% of the increase, stores opened and acquired in 1998 accounted for $3.2 million, or 40.3% of the increase, and the increase in comparable store revenue accounted for $1.2 million, or 14.8% of the increase.

          For the six months ended June 30, 1999, merchandise costs increased to $12.8 million from $10.4 million, an increase of 23.1% over the comparable 1998 period, primarily due to merchandise costs associated with stores opened and acquired in 1999 and 1998. As a percentage of total revenues, merchandise costs decreased to 33.1% from 33.8% as a result of improved pricing, primarily of pre-rented merchandise, as well as an increase in the rentals of higher-margin merchandise.

         For the six months ended June 30, 1999, total store expenses increased to $18.3 million from $14.5 million, an increase of 26.4% over the comparable 1998 period, and as a percentage of total revenues increased to 47.4 % from 47.1%. The increase was due to expenses associated with stores opened and acquired in 1999 and the inclusion of a full six months' expenses from stores opened and acquired in 1998. Salaries and related increased to $8.8 million from $6.8 million, an increase of 29.2% over the comparable 1998 period and as a percentage of total revenues increased to 22.7% from 22.1%. The increase was due to additional personnel associated with stores opened and acquired in 1999 and the inclusion of a full six months of salaries and related expenses from stores opened and acquired in 1998. Occupancy increased to $2.9 million from $2.3 million, an increase of 24.2% over the comparable 1998 period due to occupancy expenses associated with stores opened and acquired in 1999 and the inclusion of a full six months of occupancy expenses from stores opened and acquired in 1998. As a percentage of total revenues, occupancy remained relatively constant at 7.4% mainly due to the increase in comparable store revenue on a relatively fixed base of expense. Advertising increased to $1.9 million from $1.7 million, an increase of 10.1% over the comparable 1998 period, but as a percentage of total revenues decreased to 5.0% from 5.7% primarily due to acquiring stores in existing markets which resulted in increased revenues without a corresponding increase in expense. Other expenses increased to $4.8 million from $3.6 million, an increase of 30.6% over the comparable 1998 period and as a percentage of total revenues increased to 12.3% from 11.8%. The increase was due to expenses associated with stores opened and acquired in 1999 and the inclusion of a full six months' expenses from stores opened and acquired in 1998.

         For the six months ended June 30, 1999, general and administrative expenses increased to $2.7 million from $2.4 million, an increase of 16.2% over the comparable 1998 period. As a percentage of total revenues, general and administrative expenses decreased to 7.1% from 7.6% due to the Company's ability to add stores and increase revenues without a corresponding increase in corporate overhead.

         For the six months ended June 30, 1999, amortization of goodwill and non-compete agreements relating to stores acquired in 1999 and 1998 amounted to $182,000. No amortization occurred in the first half of 1998.

         For the six months ended June 30, 1999, operating income increased to $4.6 million from $3.5 million, an increase of 30.8% over the comparable 1998 period due to the growth of stores opened in 1998 and 1997 and, to a lesser extent, operating income from the stores acquired in 1999. As a percentage of total revenues, operating income increased to 11.9% from 11.5% mainly due to improved margins on rental merchandise and other factors associated with store expenses as discussed above.

         For the six months ended June 30, 1999, interest expense decreased to $0.3 million from $0.8 million, a decrease of 64.4% from the comparable 1998 period, and as a percentage of total revenues decreased to 0.8% from 2.7%. The decrease is attributable to the retirement of substantially all outstanding debt with the proceeds received from the Company's initial public offering in June 1998, partially offset by interest expense attributable to the indebtedness related to the acquisitions completed in the first quarter.

         For the six months ended June 30, 1999, other expense (income), net reflected expense of $0.3 million compared to income of $0.1 million for the comparable 1998 period primarily due to a one-time refund of workers' compensation premiums of $0.2 million received from the State of Ohio in 1998, offset by amortization associated with the shareholder buyout.

         For the six months ended June 30, 1999, the Company's effective tax rate decreased to 41.5% from 42.5% for the comparable 1998 period.

        For the six months ended June 30, 1999, net income increased to $2.4 million from $1.6 million, an increase of 47.7% over the comparable 1998 period, and as a percentage of total revenues increased to 6.1% from 5.2% due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. For the six months ended June 30, 1999 and 1998, purchases of rental merchandise (excluding acquisitions) amounted to $13.9 million and $11.0 million, respectively. During the six months ended June 30, 1999, the Company acquired the assets of 19 rental-purchase stores in the aggregate amount of $11.7 million.

        For the six months ended June 30, 1999, cash provided by operating activities increased to $3.8 million from $2.9 million for the comparable 1998 period. The increase was primarily due to increases in net income and accrued expenses offset by increases in inventory and prepaid expenses. Cash used in investing activities increased to $12.7 million from $0.6 million due primarily to the acquisition of 19 stores from Rental Mart and Blue Ribbon. Cash provided by financing activities was $9.7 million as compared to cash used in financing activities for the comparable 1998 period of $2.4 million. Borrowings under a revolving loan agreement with a lending institution (the "Credit Facility") to finance the two acquisitions accounted for the cash provided in 1999.

        In conjunction with the Company's acquisition of the assets of 15 Blue Ribbon stores on March 1, 1999, the Company increased its Credit Facility to $16.0 million and extended the maturity date to March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company's Credit Facility as of August 13, 1999 was approximately $7.8 million.

        The Company plans to open an additional 5 stores during the remainder of 1999 and plans to open 13 stores in 2000. The Company further believes that it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, seek to obtain additional debt or equity financing, or use its own common stock, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

YEAR 2000

         The Company utilizes information technology and non-information technology throughout its operations and has third-party relationships with vendors who may be affected by Year 2000 issues. Beginning in 1998, the Company began to assess its Year 2000 readiness and has begun to implement plans to ensure that its systems are or will be Year 2000 compliant. The Company anticipates completing its implementation plan by the third quarter of 1999. All of the Company's remote locations operate on an internally developed point-of-sale system which has been tested and determined to be Year 2000 compliant. In addition, all hardware utilized to run both its remote locations and corporate offices are believed to be Year 2000 compliant. The Company's proprietary Windows NT-based software system utilized by its corporate office, updated in February 1999, and its licensed accounting software are Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers of its rental-purchase merchandise as well as other vendors regarding their Year 2000 compliance to determine any impact on its operations. In general, the Company's key suppliers and vendors have developed or are in the process of developing plans to address their Year 2000 issues. Based on the vendors' responses, the Company does not anticipate that it will experience a material amount of merchandise returns due to Year 2000 issues. The Company will continue to monitor and evaluate the progress of its third-party relationships on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes there will be minimal changes required for compliance.

         The Company has spent to date a de minimus amount to implement its Year 2000 readiness plan, including amounts to update its Windows NT-based software utilized at its corporate office and the hiring of a third party to assist in the evaluation process of the plan. The Company believes additional costs to bring its operations into Year 2000 compliance will be immaterial to its results of operations and financial condition.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of shareholders was held on May 13, 1999.

         (b) At the annual meeting, the Company's shareholders elected Wayland
             J. Russell, Lawrence S. Hendricks, Michael J. Viveiros, Brian L. Burton and Ivan J. Winfield, as directors for a one-year term which expires at the annual meeting of shareholders in 2000.

             The following tabulation represents voting for the Directors:


                                           For         Withheld Authority
                                        ---------      ------------------
             Wayland J. Russell         5,067,096              600
             Lawrence S. Hendricks      5,066,996              700
             Michael J. Viveiros        5,066,996              700
             Brian L. Burton            5,066,996              700
             Ivan J. Winfield           5,066,996              700


         (c) At the annual meeting, the Company's shareholders ratified the appointment of KPMG LLP as auditors of the Company for 1999. The holders of 5,066,396 shares of Common Stock voted to ratify the appointment, the holders of 1,200 shares voted against the ratification, and the holders of 100 shares abstained.

         (d) At the annual meeting, the Company's shareholders approved an amendment to the Rainbow Rentals, Inc. 1998 Stock Option Plan (the "Plan"). The amendment to the Plan increased the number of shares of the Company's Common Stock reserved for issuance thereunder from 400,000 shares to 600,000 shares. The holders of 5,042,196 shares of Common Stock voted to approve the amendment, the holders of 24,200 shares voted against the amendment, and the holders of 1,300 shares abstained.

ITEM 6.  EXHIBITS

A.   Exhibit No.
     -----------

     27.1       Financial Data Schedule


B.   Reports on Form 8-K

     (1) A Form 8-K was filed on March 16, 1999 to report the acquisition of Blue Ribbon Rentals, Inc. and Blue Ribbon Rentals II, Inc.

     (2) A Form 8-K/A was filed on May 17, 1999 to amend the Company's current report on Form 8-K in order to include the financial statements and proforma financial information required with respect to the Blue Ribbon acquisition.

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RAINBOW RENTALS, INC.
                              (Registrant)


                              /e/ WAYLAND J. RUSSELL
                              --------------------------------
                              Wayland J. Russell, Chairman and
                              Chief Executive Officer


                              /e/ MICHAEL A. PECCHIA
                              --------------------------------
                              Michael A. Pecchia,
                              Chief Financial Officer

Date: August 13, 1999