Form 10-Q
period 1999-09-30
RAINBOW RENTALS INC
filed 1999-11-15
CIK 1058441

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-24333

                              RAINBOW RENTALS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                              34-1512520
------------------------------                            -------------------
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

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999: 5,925,735

                              RAINBOW RENTALS, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Consolidated Balance Sheets as of              3
                  September 30, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Income - for the three and nine months ended September 30, 1999
                  and 1998                                                 4

                  Condensed Consolidated Statements of
                  Shareholders' Equity                                     5

                  Condensed Consolidated Statements of Cash Flows -
                  for the nine months ended September 30, 1999 and 1998    6

                  Notes to Condensed Consolidated Financial Statements     7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                      8

PART II  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                        13

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1999          1998
                                                                              ----          ----
                                                                          (UNAUDITED)
                                     ASSETS
Current assets
     Cash                                                                   $    173     $       -
     Rental-purchase merchandise, net                                         30,088        25,246
     Prepaid expenses and other current assets                                 1,832           706
                                                                            --------      --------
          Total current assets                                                32,093        25,952
Property and equipment, net                                                    4,220         3,394
Deferred income taxes                                                          1,182         1,058
Goodwill, net                                                                  8,308           910
Other assets, net                                                              1,705         1,754
                                                                            --------      --------
          Total assets                                                      $ 47,508      $ 33,068
                                                                            --------      --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current installments of obligations under capital leases               $     39      $     80
     Accounts payable                                                          2,779         1,242
     Accrued income taxes                                                        373           290
     Accrued compensation and related costs                                    1,947         1,429
     Other liabilities and accrued expenses                                    1,094         1,166
     Deferred income taxes                                                     2,537         1,913
                                                                            --------      --------
          Total current liabilities                                            8,769         6,120
Long-term debt                                                                 8,208             -
Obligations under capital leases, excluding current installments                 102           110
                                                                            --------      --------
          Total liabilities                                                   17,079         6,230
Shareholders' equity
     Serial preferred stock, no par value; 2,000,000 shares authorized,
          none issued                                                              -             -
     Common stock, no par value; 10,000,000 shares authorized,
          5,925,735 issued and outstanding                                    11,039        11,039
     Retained earnings                                                        21,297        17,706
     Treasury stock, 466,875 common shares at cost                            (1,907)       (1,907)
                                                                            --------      --------
          Total shareholders' equity                                          30,429        26,838
                                                                            --------      --------
          Total liabilities and shareholders' equity                        $ 47,508      $ 33,068
                                                                            ========      ========



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                           1999             1998            1999            1998
                                                           ----             ----            ----            ----
                                                                (UNAUDITED)                      (UNAUDITED)
                                                        ----------------------------   -----------------------------
Revenues
     Rental revenue                                     $    19,150     $    15,045     $    55,205     $    43,978
     Fees                                                       671             523           1,952           1,439
     Merchandise sales                                          490             334           1,770           1,223
                                                        -----------     -----------     -----------     -----------
                  Total revenues                             20,311          15,902          58,927          46,640
Operating expenses
     Merchandise costs                                        6,765           5,482          19,560          15,872
     Store expenses
          Salaries and related                                4,537           3,459          13,298          10,242
          Occupancy                                           1,510           1,155           4,367           3,456
          Advertising                                           814             926           2,730           2,667
          Other expenses                                      2,831           1,949           7,587           5,608
                                                        -----------     -----------     -----------     -----------
                  Total store expenses                        9,692           7,489          27,982          21,973
                                                        -----------     -----------     -----------     -----------
                  Total merchandise costs and store
                    expenses                                 16,457          12,971          47,542          37,845
     General and administrative expenses                      1,390           1,135           4,125           3,472
     Amortization                                               130              13             312              13
                                                        -----------     -----------     -----------     -----------
                  Total operating expenses                   17,977          14,119          51,979          41,330
                                                        -----------     -----------     -----------     -----------
                  Operating income                            2,334           1,783           6,948           5,310
Interest expense                                                191              41             491             884
Other expense (income), net                                      47              96             319              (4)
                                                        -----------     -----------     -----------     -----------
                  Income before income taxes                  2,096           1,646           6,138           4,430
Income taxes                                                    869             691           2,547           1,874
                                                        -----------     -----------     -----------     -----------
                  Net income                            $     1,227     $       955     $     3,591     $     2,556
                                                        ===========     ===========     ===========     ===========

EARNINGS PER COMMON SHARE:
     Basic earnings per share:                          $      0.21     $      0.16     $      0.61     $      0.55
                                                        ===========     ===========     ===========     ===========
     Diluted earnings per share:                        $      0.21     $      0.16     $      0.60     $      0.55
                                                        ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                5,925,735       5,925,735       5,925,735       4,648,262
                                                        ===========     ===========     ===========     ===========

     Diluted                                              5,935,861       5,925,735       5,944,289       4,648,262
                                                        ===========     ===========     ===========     ===========




See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                               COMMON STOCK                                             TOTAL
                                               ------------            RETAINED        TREASURY      SHAREHOLDERS'
                                          NUMBER          COST         EARNINGS         STOCK           EQUITY
                                          ------          ----         --------         -----           ------

Balance at December 31, 1997            3,675,735              60         14,088        (11,095)          3,053
      Net income                                -               -          3,618              -           3,618
      Issuance of common shares         2,250,000          10,979              -          9,188          20,167
                                       ----------      ----------     ----------     ----------      ----------
Balance at December 31, 1998            5,925,735          11,039         17,706         (1,907)         26,838
      Net income (unaudited)                    -               -          3,591              -           3,591
                                       ==========      ==========     ==========     ==========      ==========
Balance at September 30, 1999
     (unaudited)                        5,925,735      $   11,039     $   21,297     $   (1,907)     $   30,429
                                       ==========      ==========     ==========     ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            1999          1998
                                                                            ----          ----
                                                                        (UNAUDITED)   (UNAUDITED)
                                                                        -----------   -----------
Cash flows from operating activities
     Net income                                                          $  3,591      $  2,556
     Reconciliation of net income to net cash provided by operating activities
         Depreciation of property and equipment and
              amortization of intangibles                                   1,812         1,445
         Depreciation of rental-purchase merchandise                       15,871        14,277
         Deferred income taxes                                                500           435
         Gain on disposal of property and equipment                          (101)         (164)
         Purchases of rental-purchase merchandise                         (20,957)      (15,774)
         Rental-purchase merchandise disposed, net                          3,854         1,470
         (Increase) decrease in
              Prepaid expenses and other current assets                    (1,126)          192
              Income tax receivable                                             -           399
         Increase (decrease) in
              Accounts payable                                              1,312         1,143
              Accrued income taxes                                             84            90
              Accrued compensation and related costs                          518           379
              Other liabilities and accrued expenses                          (72)         (631)
                                                                         --------      --------
                 Net cash provided by operating activities                  5,286         5,817
                                                                         --------      --------

Cash flows from investing activities
     Purchase of property and equipment, net                               (1,778)       (1,139)
     Proceeds on the sale of property and equipment                           231           221
     Acquisitions                                                         (11,687)       (1,554)
                                                                         --------      --------
                 Net cash used in investing activities                    (13,234)       (2,472)
                                                                         --------      --------

Cash flows from financing activities
     Proceeds from long-term debt borrowings                               29,330        31,810
     Current installments and repayments of long-term debt                (21,122)      (44,274)
     Proceeds from stock offering, net of related expenses                      -        20,167
     Decrease in notes payable                                                  -       (10,488)
     Loan origination fees paid                                               (37)          (28)
     Principal payments under capital lease obligations                       (50)          (45)
                                                                         --------      --------
                 Net cash provided by (used in) financing activities        8,121        (2,858)
                                                                         --------      --------

Net increase in cash                                                          173           487
Cash at beginning of period                                                     -            77
                                                                         --------      --------
Cash at end of period                                                    $    173      $    564
                                                                         ========      ========

Supplemental cash flow information:
     Net cash paid during the period for
         Interest                                                        $    400      $    971
         Income taxes                                                       2,048           950



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  Basis of Presentation

         Rainbow Rentals, Inc. (Company) is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. The Company operates 91 stores in nine states: Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, South Carolina, and Tennessee. The Company's corporate headquarters are located in Canfield, Ohio.

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

         The following table shows the amounts used in computing earnings per share.


                                                      For the three months ended    For the nine months ended
                                                            September 30,                September 30,
                                                        1999            1998          1999           1998
                                                        ----            ----          ----           ----
Numerator:
     Net income available to common shareholders     $    1,227     $      955     $    3,591     $    2,556

Denominator:
     Basic weighted average shares                    5,925,735      5,925,735      5,925,735      4,648,262
     Effect of dilutive stock options                    10,126              -         18,554              -
                                                     ----------     ----------     ----------     ----------
     Diluted weighted average shares                  5,935,861      5,925,735      5,944,289      4,648,262
                                                     ==========     ==========     ==========     ==========

     Basic earnings per share                        $     0.21     $     0.16     $     0.61     $     0.55
                                                     ==========     ==========     ==========     ==========
     Diluted earnings per share                      $     0.21     $     0.16     $     0.60     $     0.55
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At September 30, 1999 the Company operated 91 rental-purchase stores in nine states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term. The Company opened two new stores during the third quarter.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenue.



                                                                FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                --------------------------      ------------------------
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        -------------                 -------------
                                                                  1999               1998         1999           1998
                                                                  ----               ----         ----           ----
STATEMENT OF INCOME DATA:
Revenues
     Rental revenue                                              94.3%              94.6%         93.7%          94.3%
     Fees                                                         3.3                3.3           3.3            3.1
     Merchandise sales                                            2.4                2.1           3.0            2.6
                                                                -----              -----         -----          -----
               Total  revenues                                  100.0              100.0         100.0          100.0
Operating expenses
     Merchandise costs                                           33.3               34.5          33.2           34.0
     Store expenses
          Salaries and related                                   22.4               21.7          22.6           22.0
          Occupancy                                               7.4                7.3           7.4            7.4
          Advertising                                             4.0                5.8           4.6            5.7
          Other expenses                                         13.9               12.2          12.9           12.0
                                                                -----              -----         -----          -----
               Total store expenses                              47.7               47.0          47.5           47.1
                                                                -----              -----         -----          -----
               Total  merchandise costs and store expenses       81.0               81.5          80.7           81.1
     General and administrative expenses                          6.8                7.2           7.0            7.5
     Amortization                                                 0.7                0.1           0.5            0.0
                                                                -----              -----         -----          -----
               Total operating expenses                          88.5               88.8          88.2           88.6
                                                                -----              -----         -----          -----
               Operating income                                  11.5               11.2          11.8           11.4
Interest expense                                                  0.9                0.3           0.8            1.9
Other expense (income), net                                       0.3                0.6           0.6            0.0
                                                                -----              -----         -----          -----
     Income before income taxes                                  10.3               10.3          10.4            9.5
Income taxes                                                      4.3                4.3           4.3            4.0
                                                                -----              -----         -----          -----
     Net income                                                   6.0%               6.0%         6.1%            5.5%
                                                                =====              =====         ====           =====


         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         For the three months ended September 30, 1999, total revenues increased to $20.3 million from $15.9 million, an increase of 27.7% over the comparable 1998 period. The increase was due to revenue from the stores opened and acquired in 1999, an increase in comparable store revenue and the inclusion of a full three months' results from the four stores opened and acquired in the third quarter of 1998. The increase in revenue from the stores opened and acquired in 1999 accounted for $2.8 million, or 63.7% of the increase, the increase in comparable store revenue accounted for $1.0 million, or 22.5% of the increase and the four stores opened and acquired in the third quarter of 1998 accounted for $0.6 million, or 13.8% of the increase.

          For the three months ended September 30, 1999, merchandise costs increased to $6.8 million from $5.5 million, an increase of 23.4% over the comparable 1998 period, but as a percentage of total revenues, decreased to 33.3% from 34.5%. The dollar increase was primarily due to merchandise costs associated with stores opened and acquired in 1999 and 1998. The percentage decrease is a result of improved pricing, primarily of pre-rented merchandise, as well as an increase in the rentals of higher-margin merchandise.

         For the three months ended September 30, 1999, total store expenses increased to $9.7 million from $7.5 million, an increase of 29.4% over the comparable 1998 period, and as a percentage of total revenues increased slightly to 47.7% from 47.0%. Salaries and related increased to $4.5 million from $3.5 million, an increase of 31.2% over the comparable 1998 period and as a percentage of total revenues increased to 22.4% from 21.7%. The increases are primarily attributable to additional expenses and personnel associated with stores opened and acquired in 1999. Advertising decreased to $0.8 million from $0.9 million, a decrease of 12.1% and as a percentage of total revenues decreased to 4.0% from 5.8%. The decrease was attributable to management's efforts to reduce advertising costs and an increase in promotional funds received from major suppliers under cooperative advertising agreements. Other expenses increased to $2.8 million from $1.9 million, an increase of 45.2% over the comparable 1998 period and as a percentage of total revenues increased to 13.9% from 12.2%. The increase was primarily due to expenses associated with stores opened and acquired in 1999 and, to a lesser extent, an increase in expenses of comparable stores mainly due to an increase in expenses associated with delivery vehicles.

         For the three months ended September 30, 1999, general and administrative expenses increased to $1.4 million from $1.1 million, an increase of 22.4% over the comparable 1998 period. As a percentage of total revenues, general and administrative expenses decreased to 6.8% from 7.2% due to the Company's continued ability to add stores and increase revenues without a corresponding increase in corporate overhead.

         For the three months ended September 30, 1999, amortization of goodwill and non-compete agreements relating to stores acquired in 1999 and 1998 amounted to $130,000 compared to $13,000 in the third quarter of 1998.

         For the three months ended September 30, 1999, operating income increased to $2.3 million from $1.8 million, an increase of 30.9% over the comparable 1998 period due to the growth of stores opened in 1998, operating income from the stores acquired in 1999, and an increase in operating income of comparable stores due to the growth of stores opened in 1997 and, to a lesser extent, an increase in the rentals of higher-margin merchandise. As a percentage of total revenues, operating income increased to 11.5% from 11.2% mainly due to improved margins on rental merchandise and other factors associated with store expenses as discussed above.

         For the three months ended September 30, 1999, interest expense increased to $191,000 from $41,000 in the comparable 1998 period due to the indebtedness related to the acquisitions completed in the first quarter.

         For the three months ended September 30, 1999, the Company's effective tax rate decreased to 41.5% from 42.0% for the comparable 1998 period due to lower effective state tax rates.

         For the three months ended September 30, 1999, net income increased to $1.2 million from $1.0 million, an increase of 28.4% over the comparable 1998 period, and as a percentage of total revenues remained constant at 6.0% due to the factors discussed above.

-------------------------------------------------------------------------------



COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         For the nine months ended September 30, 1999, total revenues increased to $58.9 million from $46.6 million, an increase of 26.3% over the comparable 1998 period. The increase was due to revenue from the stores opened and acquired in 1999, the inclusion of a full nine months' results from the nine stores opened and acquired in 1998, and an increase in comparable store revenue. The increase in revenue from the stores opened and acquired in 1999 accounted for $6.4 million, or 51.7% of the increase, stores opened and acquired in 1998 accounted for $4.2 million, or 34.5% of the increase, and the increase in comparable store revenue accounted for $1.7 million, or 13.8% of the increase.

          For the nine months ended September 30, 1999, merchandise costs increased to $19.6 million from $15.9 million, an increase of 23.2% over the comparable 1998 period, primarily due to merchandise costs associated with stores opened and acquired in 1999 and 1998. As a percentage of total revenues, merchandise costs decreased to 33.2% from 34.0% as a result of improved pricing, primarily of pre-rented merchandise, as well as an increase in the rentals of higher-margin merchandise.

         For the nine months ended September 30, 1999, total store expenses increased to $28.0 million from $22.0 million, an increase of 27.3% over the comparable 1998 period, and as a percentage of total revenues increased to 47.5% from 47.1%. Salaries and related increased to $13.3 million from $10.2 million, an increase of 29.8% over the comparable 1998 period and as a percentage of total revenues increased to 22.6% from 22.0%. The increases are primarily attributable to additional expenses and personnel associated with stores opened and acquired in 1999 and the inclusion of a full nine months of such expenses from stores opened and acquired in 1998. Occupancy increased to $4.4 million from $3.5 million, but as a percentage of total revenues, remained relatively constant at 7.4%. Advertising remained constant at $2.7 million, but as a percentage of total revenues decreased to 4.6% from 5.7%. The percentage decrease was primarily due to management's efforts to reduce advertising costs and to a lesser extent, acquiring stores in existing markets which resulted in increased revenues without a corresponding increase in such expenses. Other expenses increased to $7.6 million from $5.6 million, an increase of 35.3% over the comparable 1998 period and as a percentage of total revenues increased to 12.9% from 12.0%. The increase was due to expenses associated with stores opened and acquired in 1999 and the inclusion of a full nine months' expenses from stores opened and acquired in 1998.

         For the nine months ended September 30, 1999, general and administrative expenses increased to $4.1 million from $3.5 million, an increase of 18.8% over the comparable 1998 period. As a percentage of total revenues, general and administrative expenses decreased to 7.0% from 7.5% due to the Company's continued ability to add stores and increase revenues without a corresponding increase in corporate overhead.

         For the nine months ended September 30, 1999, amortization of goodwill and non-compete agreements relating to stores acquired in 1999 and 1998 amounted to $312,000 compared to $13,000 in the nine months of 1998.

         For the nine months ended September 30, 1999, operating income increased to $6.9 million from $5.3 million, an increase of 30.9% over the comparable 1998 period due to the growth of stores opened in 1998 and 1997 and, to a lesser extent, operating income from the stores opened and acquired in 1999. As a percentage of total revenues, operating income increased to 11.8% from 11.4% mainly due to improved margins on rental merchandise and other factors associated with store expenses as discussed above.

         For the nine months ended September 30, 1999, interest expense decreased to $0.5 million from $0.9 million, a decrease of 44.4% from the comparable 1998 period, and as a percentage of total revenues decreased to 0.8% from 1.9%. The decrease is attributable to the retirement of substantially all outstanding debt with the proceeds received from the Company's initial public offering in June 1998, partially offset by interest expense attributable to the indebtedness related to the acquisitions completed in the first quarter of 1999.

         For the nine months ended September 30, 1999, other expense (income), net reflected expense of $0.3 million compared to income of $4,000 for the comparable 1998 period primarily due to a one-time refund of workers' compensation premiums of $0.2 million received from the State of Ohio in 1998, offset by amortization associated with the shareholder buyout.





                                       10
b

         For the nine months ended September 30, 1999, the Company's effective tax rate decreased to 41.5% from 42.3% for the comparable 1998 period due to lower effective state tax rates.

        For the nine months ended September 30, 1999, net income increased to $3.6 million from $2.6 million, an increase of 40.5% over the comparable 1998 period, and as a percentage of total revenues increased to 6.1% from 5.5% due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. For the nine months ended September 30, 1999 and 1998, purchases of rental merchandise (excluding acquisitions) amounted to $21.0 million and $15.8 million, respectively. During the nine months ended September 30, 1999, the Company acquired the assets of 19 rental-purchase stores in the aggregate amount of $11.7 million.

        For the nine months ended September 30, 1999, cash provided by operating activities decreased to $5.3 million from $5.8 million for the comparable 1998 period. The decrease was primarily due to an increase in rental-purchase merchandise offset by an increase in net income. Cash used in investing activities increased to $13.2 million from $2.5 million due primarily to the acquisition of 19 stores from Rental Mart and Blue Ribbon. Cash provided by financing activities was $8.1 million as compared to cash used in financing activities for the comparable 1998 period of $2.9 million. Borrowings under a revolving loan agreement with a lending institution (the "Credit Facility") to finance the two acquisitions accounted for the cash provided in 1999.

        The Company currently has a $16.0 million Credit Facility with a maturity date of March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company's Credit Facility as of November 12, 1999 was approximately $9.1 million.

        The Company plans to open an additional 3 stores during the remainder of 1999 and plans to open approximately 13 stores in 2000. The Company further believes that it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, seek to obtain additional debt or equity financing, or use its own common stock, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

YEAR 2000

         The Company utilizes information technology and non-information technology throughout its operations and has third-party relationships with vendors who may be affected by Year 2000 issues. Beginning in 1998, the Company began to assess its Year 2000 readiness and has completed its plans to ensure that its systems are Year 2000 compliant. All of the Company's remote locations operate on an internally developed point-of-sale system which has been tested and determined to be Year 2000 compliant. In addition, all hardware utilized to run both its remote locations and corporate offices are believed to be Year 2000 compliant. The Company's proprietary Windows NT-based software system utilized by its corporate office, updated in February 1999, and its licensed accounting software are Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers of its rental-purchase merchandise as well as other vendors regarding their Year 2000 compliance to determine any impact on its operations. In general, the Company's key suppliers and vendors have developed or are in the process of developing plans to address their Year 2000 issues. Based on the vendors' responses, the Company does not anticipate that it will experience a material amount of merchandise returns due to Year 2000 issues. The Company will continue to monitor and evaluate the progress of its third-party relationships on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes there will be minimal changes required for compliance.

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

         Based on the progress the Company has made in addressing its Year 2000, the Company does not foresee significant risks associated with its Year 2000 compliance. The Company realizes however, that in spite of its Year 2000 compliance efforts, factors beyond its control may have an adverse effect on its operations. Therefore, the Company has begun to develop a contingency plan which may include operating its store locations under the previously utilized manual point-of-sale system. Though not yet complete, the Company believes the plan will be available in the unlikely event the Company's operations are materially adversely affected by the Year 2000 issues.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

A.       Exhibit No.
         -----------

         27.1   Financial Data Schedule

B.       Reports on Form 8-K
--       -------------------

         None

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAINBOW RENTALS, INC.
                                       ---------------------------------
                                       (Registrant)


                                       /e/ WAYLAND J. RUSSELL
                                       ---------------------------------
                                       Wayland J. Russell, Chairman and
                                       Chief Executive Officer


                                       /e/ MICHAEL A. PECCHIA
                                       ---------------------------------
                                       Michael A. Pecchia,
                                       Chief Financial Officer

Date: November 13, 1999