Form 10-K
period 1999-12-31
RAINBOW RENTALS INC
filed 2000-03-30
CIK 1058441

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:        December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________________ to ________________.

                          Commission File No. 0-24333
                             RAINBOW RENTALS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                                                      34-1512520
--------------------------------------                                              --------------------
(State or other jurisdiction of                                                         (I.R.S. Employer
incorporation or organization)                                                       Identification No.)

                            3711 STARR CENTRE DRIVE
                             CANFIELD, OHIO  44406
           ----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                  330-533-5363
                             ----------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                            Name of each exchange on which registered
-------------------                                            -----------------------------------------
        None                                                       Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No par Value
                           --------------------------
                                (Title of Class)

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

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $26,157,938 at March 24, 2000. The number of common shares outstanding at March 24, 2000 was 5,925,735.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be mailed to shareholders in connection with the registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-13.

                             RAINBOW RENTALS, INC.

                                     INDEX

                                               PART I

Item 1.    Business                                                                                            3
Item 2.    Properties                                                                                          9
Item 3.    Legal Proceedings                                                                                  10
Item 4.    Submission of Matters to a Vote of Security Holders                                                10
Item 4a.   Directors and Executive Officers                                                                   10

                                              PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters                              11
Item 6.     Selected Financial Data                                                                           12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations             13
Item 8.     Financial Statements and Supplementary Data                                                       20
Item 9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure                 20


                                              PART III

Item 10.   Directors and Executive Officers of the Company                                                    21
Item 11.   Executive Compensation                                                                             21
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                     21
Item 13.   Certain Relationships and Related Transactions                                                     21

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    21

                                     PART I
ITEM 1. BUSINESS

GENERAL

         Founded in 1986 with six stores, the Company currently operates 95 rental-purchase stores under the Rainbow Rentals trade name in Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, South Carolina and Tennessee. The Company has opened 74 of its 95 current locations. The Company offers quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation and also have the option to purchase the merchandise at any time during the rental term.

         During 1999, the Company opened a total of nine new store locations in South Carolina, Tennessee, New York and Connecticut. In addition, the Company completed two acquisitions during 1999, which added 13 store locations in Ohio and Pennsylvania. On February 1, 1999, the Company purchased from Rental Mart of PA, Inc. ("Rental Mart") the assets of four stores located in Ohio and Pennsylvania for approximately $1.3 million in cash. Rental Mart had annual revenues of approximately $1.7 million in 1998. Immediately following the acquisition, three of the acquired stores were consolidated into existing Company locations. On March 1, 1999, the Company purchased from Blue Ribbon Rentals, Inc. and Blue Ribbon Rentals II, Inc. ("Blue Ribbon") the assets of 15 stores located in Ohio and Pennsylvania for approximately $10.4 million in cash. Blue Ribbon had annual revenues of approximately $10.1 million in 1998. Following the acquisition, three of the acquired stores were consolidated into existing Company locations.

INDUSTRY OVERVIEW

         The rental-purchase industry provides an alternative to traditional retail installment sales, appealing to individuals with poor or limited credit histories and to individuals with an aversion to debt. Rental-purchase programs permit customers to have immediate possession of products without the assumption of debt. In addition, the industry serves customers having short-term needs or seeking to try products, such as computers, before committing to purchase them. Rental-purchase transactions generally include delivery and pick-up service and a repair warranty for the rental term. Most rental-purchase transactions are made on a week-to-week or month-to-month basis and provide customers with the opportunity for outright ownership if the merchandise is rented for a continuous term, generally 12 to 24 months. Customers may cancel agreements at any time without further obligation by returning the merchandise or requesting its pick-up by the store. Returned merchandise is held for re-rental or sale. Rental renewal payments are generally made in person, in cash, by check or money order, or by mail.

         The Association of Progressive Rentals Organizations (APRO), the industry's trade association, estimated that the rental-purchase industry generated $4.7 billion in revenues and over 3.3 million customers were served in 1998. Management believes that the majority of its customers are wage earners with annual household income between $15,000 and $35,000. The U.S. Census Bureau reported that in 1998 there were approximately 28.3 million households with annual income between $15,000 and $35,000. The rental-purchase industry has experienced significant consolidation during the last several years, characterized by large multi-store chains acquiring smaller, highly leveraged operators and, more recently, consolidation among the industries largest operators. APRO estimates there were approximately 8,000 stores in operation at December 31, 1998. Management believes the industry's three largest public companies currently operate approximately 3,900 stores or 49% of the total rental-purchase stores in operation.

         Management believes the rental-purchase industry is under-penetrated and is highly fragmented, providing growth opportunities for companies that are well capitalized and have access to both debt and equity capital. Management believes that as the number of large acquisition targets declines, the recent trend of consolidation will subside, and as a result, industry growth will predominantly occur through new store openings. As large consolidators begin to concentrate on new store openings, management believes that in addition to capitalizing on its established new store opening program, there will be greater opportunities for the Company to make acquisitions.

OPERATING STRATEGY

         The Company's operating strategy is to maintain a high Average Monthly Rental Rate (AMRR) on its agreements, a high number of rental purchase agreements per store, and a high level of customer referrals and repeat business, all accompanied by a low level of delinquencies. The Company seeks to achieve these objectives by applying its "More, Better, Different" philosophy to its customers and associates by utilizing the following operating techniques.

                 Customer Service. Management believes the rental-purchase industry is a neighborhood business built on the relationship between the customer and store personnel. Beginning with the store manager and ending with delivery personnel, the Company's customer service policy is to treat all customers at all times with "Respect and Dignity". Bilingual associates are employed in many stores to serve the needs of Spanish-speaking customers and a toll free customer service hotline is posted in every store to encourage customers to voice their concerns. The Company strives to make the rental-process convenient by enabling customers to initiate transactions over the phone or via the Internet, and once the order is approved, take delivery of the merchandise without coming into the store. In addition, the Company focuses on customer convenience by locating stores on main arteries near national discount retailers or grocery stores and by setting renewal payment dates based on the customer's wage or other income schedule. By not imposing many of the fees that are standard in the industry, the Company enables its customers to afford higher quality merchandise with additional features and benefits.

                 Quality Merchandise. The Company's merchandising strategy is to offer its customers a wide range of new and pre-rented, quality, name brand, and durable merchandise. Management recognizes that its customers desire many of the higher end products found in the large national electronic, appliance and furniture stores. Accordingly, the Company provides its customers with items such as large screen televisions, leather furniture and computers with nationally recognized brand names and other popular features. This strategy has enabled the Company to maintain a high AMRR. In addition, by providing name brand and durable products that maintain their quality throughout the rental period, the Company has maintained a high level of repeat and referral business.

                 Store Environment. The Company believes it is essential that its stores provide an appealing and attractive shopping environment while conveying a sense of quality, safety and convenience. Company stores are generally located on main arteries, near residential or commercial areas and in strip shopping centers near national discount retailers or grocery stores. The Company generally maintains a uniform store size (4,500 square feet, on average), color scheme, store layout and display signs. Stores are intended to provide an appealing retail environment and are modeled to resemble a quality electronics and furniture showroom.

                 Experienced Associates. The Company's operations and profitability are largely dependent on the services of its store-level personnel, senior management and executive officers (collectively, the "associates"). The Company's regional managers and store managers have extensive experience in the industry and have worked with the Company for an average of approximately ten years and six years, respectively (excluding managers from newly opened and acquired stores). The Company's founding executive officers have worked in the rental-purchase industry for an average of over 19 years and co-founded the Company in 1986. The Company has been able to attract and retain its quality associates through compensation and benefits that meet or exceed industry averages and through various ongoing proprietary training programs. Management believes its associate development programs enhance the Company's operations by ensuring conformity to established operating standards, reducing associate turnover, enhancing associate productivity and improving associate morale.

                 Decentralized Management. The Company's decentralized management approach provides store managers with a significant degree of autonomy and accountability, allowing them to operate their stores much as owners of their own small business. Within guidelines set by the Company, store managers are responsible for developing customer relationships, managing customer service, maintaining appropriate levels, quality and mix of merchandise inventory, meeting operational standards and achieving store profitability benchmarks. Managers are eligible for bonuses equal to as much as 60% of total compensation, based on store operating income. The Company supports its decentralized structure with strong management information systems, internal audit procedures, operating guidelines and experienced associates.

GROWTH STRATEGY

         The Company's growth strategy is to accelerate its new store opening program, increase comparable store revenue and profitability and continue to make opportunistic and operationally sound acquisitions.

                 New Store Openings. Beginning with six stores in 1986, the Company has opened 74 of its current 95 store locations and has developed a consistent, replicable model for opening new stores. The Company believes the rental-purchase market is significantly under-penetrated and provides substantial new store expansion potential. The Company currently plans to continue opening new stores in current and new markets within the Midwest, Mid-Atlantic and New England states. The Company believes its model for opening new stores has resulted in more predictable growth and greater operational control than is typically achieved through acquisitions. Because the Company's growth strategy emphasizes internal growth primarily through new store openings, management believes the current state of the industry presents an opportunity for the Company to capitalize on its demonstrated ability to open new stores.

                 Increase Comparable Store Revenue and Profitability. The Company continually strives to increase revenue per store by enhancing individual store operations and offering a new and different product selection. The Company has demonstrated an ability to recognize increasing customer demand for products and to provide such products. For example, the Company recognized its customers' desire for computers and has developed an effective strategy to meet this demand. Accordingly, the Company generates nearly 16% of its revenue from computer rentals and sales. In addition, the Company is able to achieve increased profitability by leveraging its stores' fixed costs over the higher revenues generated by existing stores and by placing new stores in existing markets.

                 Acquisitions. During the first quarter of 1999, the Company was in a position to capitalize on the "opportunistic acquisition" segment of its growth strategy. With the industry's two major consolidators focusing their attention on recently completed transactions, combined with the Company's high capital availability, the Company acquired the assets of 19 rental-purchase stores from two competitors in Ohio and Pennsylvania. While the majority of the Company's growth is expected to come from opening new stores, management believes it will have increased opportunities to augment its growth through acquisitions of smaller chains overlooked by the large consolidators.


STORES

         Currently, the Company operates 95 stores in nine states, as set forth in the following table.

                 LOCATION                                                    NUMBER OF STORES
                 --------                                                    ----------------
                 Ohio. . . . . . . . . . . . . . . . . . . . . . . . . . .           26
                 Pennsylvania . . . . . . . . . . . . . . . . . . . . . .            23
                 Massachusetts . . . . . . . . . . . . . . . . . . . . . .           10
                 Connecticut . . . . . . . . . . . . . . . . . . . . . . .            8
                 Tennessee . . . . . . . . . . . . . . . . . . . . . . . .            8
                 Michigan. . . . . . . . . . . . . . . . . . . . . . . . .            7
                 New York . . . . . . . . . . . . . . . . . . . . . . . .             7
                 South Carolina  . . . . . . . . . . . . . . . . . . . . .            4
                 Rhode Island . . . . . . . . . . . . . . . . . . . . . .             2

         The following table sets forth the number of stores opened, acquired and consolidated or closed since the Company commenced operations in 1986. Several stores have been enlarged or relocated.

                                                                    YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------  MARCH
                              1986   1987   1988  1989   1990   1991   1992   1993  1994    1995   1996   1997   1998  1999  2000
                              ----   ----   ----  ----   ----   ----   ----   ----  ----    ----   ----   ----   ----  ----  ----
 Stores open at beginning
      of period . . . . .       0     6      15    20     24     28     36     38    42      46     51     55     62   70     92
 Stores opened. . . . . .       6     9       5     4      4      8      2     4      4       0      4      7      8    9      3
 Stores acquired. . . . .       0     0       0     0      0      0      0     0      0       7*     0      0      1   13**    0
 Stores
 consolidated/closed. . .       0     0       0     0      0      0      0     0      0       2      0      0      1    0      0
                                -     -       -     -      -      -      -     -      -       -      -      -      -    -      -
 Stores open at end of
   period . . . . . . . .       6     15     20    24     28     36     38     42    46      51     55     62     70   92     95
                                =     ==     ==    ==     ==     ==     ==     ==    ==      ==     ==     ==     ==   ==     ==

* The Company acquired ten stores and immediately consolidated three into existing Company stores.

** The Company acquired nineteen stores and consolidated six into existing Company stores.

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

         The most critical step in the selection of a new store location is a site inspection by senior management. Once the Company's senior management selects a market for a new store, a senior manager investigates a number of potential store locations. Many factors are reviewed prior to choosing a new store location, including proximity to national discount retailers or grocery stores, traffic patterns and proximity to the Company's other stores. The Company's construction manager accompanies a senior manager to several of the most promising store locations to evaluate the construction cost of a particular location and to design the layout of the store. In 1999, the Company began utilizing the services of real estate and leasing agents to assist in the procurement process.

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

         For the year ended December 31, 1999, revenues generated under rental-purchase agreements for home electronics accounted for approximately 33.4%, furniture accounted for 31.2%, appliances accounted for 19.8%, and computers accounted for 15.6% of the Company's rental revenues. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

RETENTION, TRAINING AND EMPOWERMENT OF ASSOCIATES

         Management believes a key to its success in retaining quality associates is its policy of promoting all of its store managers from within. Excluding managers retained from acquired stores, all current store managers began their careers with the Company as account managers.

         The Company places great importance on training, both in terms of initial training for potential managers and continued education of its current management team. The Company has developed a formal training program that each associate must successfully complete before becoming eligible for promotion to store manager. The training program for potential managers is run by the Company's Vice President of Operations and consists of a six to twelve month program involving formal class training as well on-site store training. After an associate becomes a store manager, the training continues. Managers' meetings are conducted twice annually at a central location and all store managers, regional managers, department heads and executive management of the Company are required to attend. At such sessions, prior performance is critiqued, operating procedures are reviewed and revised, new merchandise is showcased and managers receive eight to 10 hours of classroom training in the areas of financial management, product information, inventory management, customer service, credit management and other areas of store operations. In addition, the Company recently began holding training sessions for store personnel below the level of manager in areas such as customer service, collection techniques, sales training and safety.

                 The Company believes open communication with store level management is essential to understanding existing markets, increasing associate morale and retaining associates. In order to facilitate open lines of communication, the Company has formed a network of committees, a majority of whose members are store managers. The Company currently has three committees to assist senior management in areas of pricing, product selection, advertising
and computer operations.   In addition, one committee, comprised of top
performing managers, serves as a sounding board for new concepts and innovative operational and sales techniques. The semi-annual managers' meetings and regular visits by senior management with store associates at the individual markets also keeps senior executives informed of regional-specific issues.

THE RENTAL PROCESS

MARKETING

         The Company uses advertising (primarily direct mail) to introduce and reinforce the benefits of its rental-purchase program to existing and potential customers and to make such customers aware of new products. Substantially all of the advertising is developed and produced by the Company's in-house advertising department. The Company advertises in both English and Spanish, making the Company's rental-purchase program and products accessible and understandable to a wider range of customers. Most of the Company's advertisements encourage customers to "shop by phone" and feature the Company's toll-free telephone number. When the toll-free number is dialed, the call is automatically routed to the Company store closest to the source of the call. Each product displayed in the Company's direct mailing piece is numbered for easy reference during telephone orders. Store managers and sales associates are trained to explain the rental-purchase program clearly and to obtain orders over the telephone. The Company initiates a majority of its rental-purchase agreements over the telephone. Several direct marketing tools are also employed to solicit the Company's existing customer base. The Company has developed a preferred customer program, directed at current and past customers. Under this program, special promotions, including significant discounts and new product offerings, are periodically run for these customers to encourage additional rentals.

APPROVAL PROCESS

         The Company does not conduct a formal credit review. The Company's order approval process is designed to verify a customer's stability in his or her community and serves as a successful method of loss prevention. Since merchandise is rented rather than purchased, the Company focuses on a customer's credibility, not the customer's credit history. If a customer does not pay promptly, the rental-purchase merchandise is simply returned or picked up. The approval process is designed to take less than one hour. Merchandise is generally delivered on the same day that the order is approved, which is generally the same day the order is received.

THE RENTAL-PURCHASE AGREEMENT

         Merchandise is provided to customers under written rental-purchase agreements that set forth the terms and conditions of the transaction in a straightforward and understandable manner. The Company has developed its own agreements, which have been reviewed by legal counsel and meet the legal requirements of the state in which they are used. The Company's flexible rental program allows a customer to choose weekly, bi-weekly, semi-monthly, or monthly rental periods with rent paid in advance. At the end of each rental period, the customer can renew the agreement by making a renewal payment, terminate the agreement, or purchase the merchandise for a price based upon a predetermined formula. If the customer elects to terminate the agreement, the merchandise is returned to the store and made available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If the customer renews the agreement for a specified number of rental periods, ownership is transferred to the customer upon receipt of the last renewal payment.

CUSTOMER SERVICE AND MANAGEMENT

          In addition to the enjoyment of quality products, customers are afforded many services provided by well-trained and professionally attired delivery and customer management personnel who treat customers with "Respect and Dignity". The Company does not impose many of the fees standard in the industry and provides additional service under the rental-purchase agreement at no additional cost, including delivery and installation, product training, maintenance to ensure the product continues to perform, and pick-up service to return the merchandise if requested. By limiting the add-on fees charged, the Company enables its customers to spend more of their rental renewal payment on the merchandise. Rental income represented approximately 94% of the Company's total revenue in 1999. In addition, customers are able to upgrade products, reinstate a previously terminated agreement and are given free service for 90 days after they purchase the merchandise.

         Management's philosophy is "customers will pay you because they want to, not because they have to" and every renewal date offers the opportunity to sell the customer on the benefits of maintaining a good account with the Company. Management believes a thorough understanding by the customer of all the terms of the rental agreement is the first step of successful customer management. A large majority of all renewal payments are made timely without the involvement of store personnel and renewal payments are generally made at the store by cash, check or money order or by mail. Customer management personnel are given extensive training to assist the customer in maintaining a good account with the Company. Customer management begins the day after a renewal payment was missed by contacting the customer by phone to ascertain if there is any problem with the merchandise, to remind them of the Company's appreciation for their patronage and to encourage the customer's continued use of the product by renewing the agreement. If the initial telephone contact does not lead to renewal or return of the merchandise, then the account manager will make personal visits to the customer's home in an effort to renew the agreement or pick-up the merchandise. In cases where the customer refuses to return the merchandise, the Company uses various legal methods to recover the merchandise.

MANAGEMENT INFORMATION SYSTEMS

         The Company utilizes a flexible, proprietary, Windows NT -based management information system to support its rental activities, to assist in compliance with applicable laws and regulations and to monitor its decentralized store network. This proprietary system was the industry's first Windows-based system and is constantly upgraded and modified by the Company to conform to operational changes and the Company's philosophy of customer management. In addition, the Company has a company-wide Intranet allowing for easy communication and fast and effective transfer of data between corporate headquarters and stores.

         The system provides store managers with all of the relevant store-level financial and operating data as well as individual profiles on each store's customers to assist in the marketing effort. Senior management has immediate access to data on a daily basis that provides them with the ability to analyze performance indicators on both a store, regional and corporate level. Critical data, such as outstanding agreements, idle inventory, revenue, delinquencies, cash receipts and deposits are available the following day. In addition, regional managers have remote access to this data each morning by utilizing the Company's Intranet. On a daily, weekly and monthly basis reports are generated that provide information about products, margins, collection performance and other operating and financial indicators to enable senior management, regional managers and store managers to monitor the productivity of stores. In addition, on a monthly basis, store results are compared to each other and ranked on critical operating statistics and financial benchmarks. These reports create a healthy competitive environment among store managers and are the basis for annual awards given out at the Company's annual award ceremony. Similar reports have recently been generated for customer management personnel.

         The Company's system maintains all standard agreements, and all agreements are printed off the system on an as-needed basis at each store. In addition, where there is a change in state laws, the Company can make timely modifications on its systems to the standard agreements in the various states.

COMPETITION

         The Company competes with other national, regional and local rental-purchase businesses, as well as rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, the Company competes with department stores, consumer electronic stores and discount stores. Competition is based primarily on product selection and availability, customer service and rental rates and terms. The Company's three largest competitors, Rent-A-Center, Inc., Rent-Way, Inc., and Aaron Rents, Inc., have significantly greater financial and operating resources and name recognition than the Company.

PERSONNEL

         As of March 31, 2000, the Company had approximately 850 associates, including 535 full-time associates. Approximately 36 associates are located at the Company's corporate headquarters in Canfield, Ohio. None of the Company's associates is represented by a labor union. Management believes its relations with its associates are good.

GOVERNMENT REGULATION

         There are currently 46 states that have legislation regulating rental-purchase transactions. The Company currently operates its stores in states that have enacted laws specifically regulating rental-purchase transactions. The Company's policy is to operate only in states where there is an absence of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a material adverse effect on the Company. No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. The Company instructs its managers in procedures required by applicable law through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects. In addition, the Company provides its customers with a toll-free number to telephone corporate headquarters to report any irregularities in service or misconduct by its associates.

SERVICE MARKS

         The Company owns the federally registered service mark "Rainbow Rentals." The Company believes that the Rainbow Rentals mark has acquired significant market recognition and goodwill in the communities in which its stores are located.

ITEM 2. PROPERTIES

         The Company leases all of its stores under operating leases that expire at various times through 2006. Store leases generally provide for fixed monthly rental payments, plus payment for real estate taxes, insurance and common area maintenance. Most of these leases contain renewal options for additional periods ranging from three to five years at rates generally adjusted for increases in the cost of living. There is no assurance the Company can renew the leases that do not contain renewal options, or if it can renew them, that the terms will be favorable to the Company. Store sizes range from approximately 3,000 to 7,000 square feet, and average approximately 4,500 square feet. Management believes suitable store space is generally available for lease and the Company would be able to relocate any of its stores without significant difficulty should it be unable or unwilling to renew a particular lease. Management also believes additional store space is available to meet the requirements of its new store opening program. The Company leases its corporate office located at 3711 Starr Centre Drive, Canfield, Ohio from a corporation owned by three of its executive officers (See "Related Party
Transactions").   The corporate office consists of approximately 10,000 square feet and is leased through January 31, 2006. In 1999, the rental amount was $113,000. The Company believes the rental is at market rate and the other provisions of the lease are on terms no less favorable to the Company than could be obtained from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

         The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4a. DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of the Company and their ages as of March 31, 2000 are as follows:

               NAME                                  AGE              POSITION
               ----                                  ---              --------
         Wayland J. Russell                          48     Chairman of the Board of Directors and
                                                            Chief Executive Officer
         Lawrence S. Hendricks                       42     Chief Operating Officer and Director
         Michael J. Viveiros                         44     President and Director
         Michael A. Pecchia                          39     Chief Financial Officer and Secretary
         Brian L. Burton                             59     Director
         Ivan J. Winfield                            65     Director


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

         MICHAEL A. PECCHIA, Chief Financial Officer of the Company since February 1997, having previously served as the Company's Controller from 1991 to 1996 and Treasurer and Secretary since 1991. Mr. Pecchia also served as a director of the Company from February 1997 to June 1998.

         BRIAN L. BURTON, President of Vertical Merchandising Systems, a division of Wesco, Inc., a distributor of impulse merchandising systems to supermarkets, for over five years. Mr. Burton has served as a director of the Company since June 1998. From 1987 to 1991, Mr. Burton was a private retail consultant.

         IVAN J. WINFIELD, Associate Professor at Baldwin-Wallace College, Cleveland, Ohio, and business consultant since September 1995. Prior thereto, Mr. Winfield was a Managing Partner of Coopers & Lybrand from 1978 to 1994. He is a director of Boykin Lodging Co., HMI Industries, Inc. and OfficeMax, Inc. Mr. Winfield has served as a director of the Company since June 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common shares trade on the National Market of the Nasdaq
Stock Market, Inc. under the symbol "RBOW".   The following table shows the
high and low closing sale prices of the common shares since the common shares began trading publicly on June 5, 1998, as reported through December 31, 1999. The price to the public in the initial public offering was $10.00 per share.

                                                            1999                                         1998
                                                 ------------------------                     -----------------------
                                                   HIGH              LOW                         HIGH             LOW
                                                   ----              ---                         ----             ---
         Quarter end March 31st                  12.375            9.750                          N/A             N/A
         Quarter end June 30th                   13.500            9.625                        10.625(1)      10.063(1)
         Quarter end September 30th              11.375            9.000                        10.875          9.125
         Quarter end December 31st                9.500            7.188                        10.375          8.750

         As of March 24, 2000, the Company believed there were approximately 300 beneficial owners of the Company's common shares.

         (1) From June 5, 1998.


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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1999, are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto included elsewhere in this annual report.


                                                                              YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                       1999           1998           1997           1996          1995
                                                    ----------     ----------    ----------    ----------     ----------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT
                                                              SHARE AMOUNTS, PER SHARE AMOUNTS AND OPERATING DATA)
STATEMENT OF INCOME DATA:
Revenues
     Rental revenue                                 $   75,932     $   59,932    $   52,153    $   43,815     $   39,721
     Fees                                                2,639          1,959         1,588         1,284          1,151
     Merchandise sales                                   2,287          1,588         1,587         1,461          1,687
                                                    ----------     ----------    ----------    ----------     ----------
                  Total revenues                        80,858         63,479        55,328        46,560         42,559
Operating expenses
     Merchandise costs                                  26,758         21,765        19,145        17,003         16,235
     Store expenses
          Salaries and related                          18,374         13,943        11,809         9,655          9,136
          Occupancy                                      6,027          4,671         4,068         3,416          3,092
          Advertising                                    3,662          3,500         3,283         2,837          2,576
          Other expenses                                10,310          7,686         6,127         5,437          4,746
                                                    ----------     ----------    ----------    ----------     ----------
                  Total store expenses                  38,373         29,800        25,287        21,345         19,550
                                                    ----------     ----------    ----------    ----------     ----------
                  Total merchandise costs and
                      store expenses                    65,131         51,565        44,432        38,348         35,785
     General and administrative  expenses                5,585          4,607         4,096         3,934          3,216
      Amortization                                         456             33              -             -              -
                                                    ----------     ----------    ----------    ----------     ----------

                   Total operating expenses             71,172         56,205        48,528        42,282         39,001
                                                    ----------     ----------    ----------    ----------     ----------
                   Operating income                      9,686          7,274         6,800         4,278          3,558
Interest expense                                           697            918         1,822           834            898
Other expense, net                                         361             76           329           453            183
                                                    ----------     ----------    ----------    ----------     ----------
                     Income before income taxes          8,628          6,280         4,649         2,991          2,477
Income taxes                                             3,580          2,662         1,968           972          1,253
                                                    ----------     ----------    ----------    ----------     ----------
                     Net income                     $    5,048     $    3,618    $    2,681    $    2,019     $    1,224
                                                    ==========     ==========    ==========    ==========     ==========
     Basic and diluted earnings per common
        share                                       $     0.85     $     0.73    $     0.59    $     0.32     $     0.19
                                                    ==========     ==========    ==========    ==========     ==========
     Weighted average common shares
         outstanding:
               Basic                                 5,925,735      4,970,256     4,509,406     6,392,610      6,392,610
               Diluted                               5,930,887      4,970,256     4,509,406     6,392,610      6,392,610

OPERATING DATA:
     Stores open at end of period                           92             70            62            55             51

     Comparable store revenue growth (1)                   4.4%           3.8%          9.9%          2.0%           8.0%

                                                                              YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                       1999           1998           1997           1996          1995
                                                    ----------     ----------    ----------    ----------     ----------
                                                                              (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
     Rental-purchase merchandise, net                $33,042       $25,246         $23,411        $19,740       $15,676
     Total assets                                     50,324        33,068          31,293         25,401        20,932
     Total debt                                       10,522           190  (3)     23,203 (2)      9,850         8,651
     Total liabilities                                18,438         6,230  (3)     28,240 (2)     13,934        11,484
     Shareholders' equity                             31,886        26,838  (3)      3,053 (2)     11,467         9,448


(1) Comparable store revenue growth is the percentage increase in revenue from the same number of stores over a two year period. Only stores that have been open 12 months in both periods are included in the comparison.

(2) Includes the effect of the redemption of shares from a prior shareholder-officer.

(3) Includes the effect of the Company's initial public offering and subsequent elimination of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

GENERAL

         At December 31, 1999, the Company operated 92 rental-purchase stores in nine states. During 1999, the Company's growth was primarily the result of acquisitions completed during the first quarter. In transactions completed on February 1, 1999 and March 1, 1999, the Company acquired a total of 19 stores, primarily in existing markets, six of which were subsequently consolidated into existing locations. In addition, the Company opened nine new stores bringing the total number of stores added during 1999 to 22, which represents an increase in storefronts of 31.4%. Of the stores opened in 1999, eight were in new markets, including four in South Carolina, the Company's most recently expanded state.

         On February 1, 1999, the Company purchased from Rental Mart of PA, Inc. ("Rental Mart") the assets of four stores located in Ohio and Pennsylvania for approximately $1.3 million in cash. Rental Mart had annual revenues of approximately $1.7 million in 1998. Following the acquisition, three of the stores were consolidated into existing Company locations and the remaining store was eventually consolidated into one of the newly acquired Blue Ribbon locations. The excess of the acquisition costs over the estimated fair market value of net assets acquired ("goodwill of $0.8 million) is being amortized on a straight-line basis over twenty years.

         On March 1, 1999, the Company purchased from Blue Ribbon Rentals, Inc. and Blue Ribbon Rentals II, Inc. ("Blue Ribbon") the assets of 15 stores located in Ohio and Pennsylvania for approximately $10.4 million in cash. Blue Ribbon had annual revenues of approximately $10.1 million in 1998. Following the acquisition, three of the stores were consolidated into existing and new Company locations. The excess of the acquisition costs over the estimated fair market value of net assets acquired ("goodwill of $6.9 million) is being amortized on a straight-line basis over twenty years.

COMPONENTS OF INCOME AND EXPENSES

         Revenues. The Company collects rental renewal payments in advance, generally on a weekly or monthly basis. Rental revenue is recognized when collected. Fees include amounts for reinstatement of expired agreements and amounts for in-home collection. Fees are recognized when collected. Rental-purchase agreements generally include an early purchase option. Merchandise sales include amounts received upon sales of merchandise pursuant to such options and upon the sale of previously rented merchandise. These amounts are recognized as revenue when the merchandise is sold.

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

         Advertising. Advertising includes print media, radio and television costs as well as the expenses (including payroll) of the Company's internal advertising department.

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

         For several years, the Company has made significant contributions to charitable organizations, including organizations for which directors and officers serve or have served as trustees or officers. The aggregate amount of charitable contributions was approximately $355,000, $230,000 and $208,000 in 1999, 1998, and 1997, respectively. For subsequent years, the Board of Directors has determined to limit charitable contributions to an amount not to exceed 10% of the prior year's net income. The amount of contributions for 2000 will be approximately $500,000.

         Amortization. Amortization includes the amortization of goodwill and non-compete agreements related to acquisitions.

         Income Tax Expense. Income tax expense includes the combined effect of all federal, state and local income taxes imposed upon the Company by various taxing jurisdictions.

NEW STORE OPENINGS

         The Company's primary method of growth is through the opening of new store locations. New store openings are dilutive to earnings for the first nine to twelve months as they build a customer base and develop a recurring revenue stream. Generally, new stores have a maturation period of approximately three years. The timing of new store openings and the number of stores in various stages of the three year maturation process will have an effect on quarterly and annual comparisons.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                                -----------------------
                                                                                                1999      1998       1997
                                                                                                ----      ----       ----
STATEMENT OF INCOME DATA:
Revenues
     Rental revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       93.9 %    94.4 %      94.3  %
     Fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.3       3.1         2.9
     Merchandise sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2.8       2.5         2.8
                                                                                               -----     -----       -----
               Total  revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100.0     100.0       100.0
Operating expenses
     Merchandise costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33.1      34.3        34.6
     Store expenses
          Salaries and related. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22.7      21.9        21.3
          Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7.5       7.4         7.4
          Advertising. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.5       5.5         5.9
          Other expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12.7      12.1        11.1
                                                                                               -----     -----       -----
               Total store expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      47.4      46.9        45.7
                                                                                               -----     -----       -----
               Total  merchandise costs and store expenses. . . . . . . . . . . . . . . .       80.5      81.2        80.3
General and administrative expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        6.9       7.2         7.4
Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.6       0.1         0.0
                                                                                               -----     -----       -----
               Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .       88.0      88.5        87.7
                                                                                               -----     -----       -----
               Operating income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12.0      11.5        12.3
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.9       1.4         3.3
Other expense, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.4       0.2         0.6
                                                                                               -----     -----       -----
     Income before income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.7       9.9         8.4
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4.5       4.2         3.6
                                                                                               -----     -----       -----
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6.2  %    5.7 %       4.8  %
                                                                                               =====     =====       =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         For the year ended December 31, 1999, total revenues increased to $80.9 million from $63.5 million, an increase of 27.4% over the prior year. Revenue from the 13 stores acquired in 1999, and from one store acquired in August 1998 accounted for 51.3% of the Company's total increase in revenue or $8.9 million. Revenue from the stores acquired in 1999 grew as a result of the Company's successful introduction of its products and services to the newly acquired customer base resulting in a 23% increase in the average monthly rental rate from approximately $57.00 to $70.00 by the end of the year. The Company's new store expansion program accounted for 33.2% of the total increase in revenue, or $5.8 million, including $4.5 million from stores opened in 1998 and $1.3 million from stores opened during 1999. The increase in revenue from new stores is primarily a result of an increase in customers and the inclusion of a full year's results for stores opened in 1998. Revenue from comparable stores or stores opened or acquired prior to 1998 increased 4.4% primarily as a result of the growth of stores opened in 1997 and an increase in revenue collected per unit.

         For the year ended December 31, 1999, merchandise costs increased to $26.8 million from $21.8 million, an increase of 22.9% over the prior year, but decreased to 33.1% from 34.3% of total revenues. The increase in costs was primarily due to merchandise costs associated with stores opened and acquired in 1999 and 1998. The improvement in gross margins was primarily due to improved pricing, primarily of pre-rented merchandise, as well as an increase in the rentals of higher-margin products.

         For the year ended December 31, 1999, total store expenses increased to $38.4 million from $29.8 million, an increase of 28.8% over the prior year, and as a percentage of total revenues increased to 47.4% from 46.9%. The increase in total store expenses was primarily due to expenses associated with the 22 stores opened and acquired in 1999 and the inclusion of a full year's results for the nine stores added in 1998. This increase accounted for 86.0% of the total increase in store expenses, or $7.4 million. Expenses of the 13 stores acquired in 1999 stated as a percentage of revenue were higher than the Company's existing store base and expenses of stores opened during 1999 exceeded revenue resulting in the increase of store expenses as a percentage of revenue from 46.9% to 47.4%. Comparable store expenses increased in proportion to the increase in revenue and were driven by the growth of stores opened in 1997. Salaries and related expenses increased as a percentage of revenue primarily due to new stores added in 1999 and 1998 and, to a lesser degree, from higher staffing costs associated with higher turnover in comparable stores during 1999. Advertising expenses decreased significantly as a percentage of revenue to 4.5% from 5.5%, due to management's efforts to reduce advertising costs, an increase in promotional funds received from major suppliers under cooperative advertising agreements, and the opening and acquisition of stores in existing markets allowing advertising costs to be spread over a higher revenue base. Other expenses increased as a percentage of revenue primarily due to new stores added in 1999 and 1998, and to a lesser degree increases in insurance and delivery costs of comparable stores.

         For the year ended December 31, 1999, general and administrative expenses increased to $5.6 million from $4.6 million, an increase of 21.2% over the prior year. The increase was primarily due to the addition of two regional managers and an increase in legal and professional fees. As a percentage of total revenues, general and administrative expenses decreased to 6.9% from 7.2% due to the Company's continued ability to add stores and increase revenues without a corresponding increase in corporate overhead.

         For the year ended December 31, 1999, amortization of goodwill and non-compete agreements relating to stores acquired in 1999 and 1998 increased to $456,000 from $33,000 in the prior year. The increase was due to amortization associated with the acquisitions in 1999 and a full year of amortization relating to acquisitions made in 1998.

         For the year ended December 31, 1999, operating income increased to $9.7 million from $7.3 million, an increase of 33.2% over the prior year. This increase is attributed to the growth and profitability of the stores opened in 1998, the acquisition of 13 stores during 1999, and an increase in comparable store operating income due primarily to the growth of stores opened in 1997. This increase in store level operating income was offset partially by losses from new stores opened in 1999, increases in corporate overhead associated with the Company's growth and higher goodwill amortization associated with the 1999 acquisitions. As a percentage of revenue, operating income increased to 12.0% from 11.5% as a result of improved store level margins due to improved gross margins of rental-merchandise, the growth of stores opened in 1998 and 1997, and lower general and administrative expenses as a percentage of total revenue.

         For the year ended December 31, 1999, interest expense decreased to $0.7 million from $0.9 million, a decrease of 26.0% from the prior year. The decrease is attributable to the retirement of substantially all outstanding debt from the proceeds received from the Company's initial public offering in June, 1998, offset by interest expense attributable to the indebtedness related to the acquisitions completed in the first quarter of 1999.

         For the year ended December 31, 1999, other expense, net increased to $0.4 million from $0.1 million in the prior year. Other expense, net consists mainly of amortization expense associated with the shareholder buyout during 1997. For 1998, other expense, net also includes a one-time refund of workers' compensation premiums of $0.2 million received from the State of Ohio.

         For the year ended December 31, 1999, the Company's effective tax rate decreased to 41.5% from 42.4% for the prior year due to lower effective state tax rates.

         For the year ended December 31, 1999, net income increased to $5.0 million from $3.6 million, an increase of 39.5% over the prior year, and as a percentage of total revenues increased to 6.2% from 5.7% due to the factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. For the years ended December 31, 1999 and 1998 purchases of rental merchandise (excluding acquisitions) amounted to $31.2 million and $22.9 million, respectively. The increase is attributed to the addition of 22 stores during 1999 and an increase in inventory in comparable stores. During the first quarter of 1999, the Company acquired the assets of 19 rental-purchase stores in the aggregate amount of $11.7 million. The investment in new store openings including store operating losses amounted to approximately $3.7 million for the year ended December 31, 1999.

       For the year ended December 31, 1999, cash provided by operating activities decreased to $3.8 million from $5.5 million for the prior year. The decrease was primarily due to an increase in rental merchandise purchases and prepaid expenses offset by an increase in net income. Cash used in investing activities increased to $13.7 million from $2.7 million due primarily to the acquisition of 19 stores from Rental Mart and Blue Ribbon. Cash provided by financing activities was $10.3 million as compared to cash used in financing activities in the prior year of $2.9 million. Proceeds from the Company's initial public offering in June 1998 were used to retire substantially all of the Company's debt in 1998 and in 1999 the Company borrowed approximately $10 million to finance the acquisitions completed in the first quarter of 1999.

       The Company currently has a $16.0 million Credit Facility with a maturity date of March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company's Credit Facility as of March 22, 2000 was approximately $7.0 million.

       The Company plans to open 13 stores in 2000 and to increase the number of new store openings thereafter. The Company believes that it will continue to have the opportunity to increase its number of stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, seek to obtain additional debt or equity financing, or use its equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

INFLATION

       During the years ended December 31, 1999, 1998 and 1997, the cost of rental-purchase merchandise, lease expense and salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental rates for its rental-purchase merchandise.

MARKET RISK

       The Company does not have significant exposure to changing interest rates. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions.


         The Company does not purchase or hold any derivative financial instruments.

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

ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This Statement, as amended by Financial Accounting Standards No. 137, is effective for all quarters of fiscal years beginning after January 1, 2001. While the Company has not yet determined the effects the Statement will have on its financial position or results of operations, it does not anticipate a material impact.

YEAR 2000

         The Company did not experience significant problems related to its systems properly recognizing date sensitive information as a result of the year 2000. The costs associated with making its information systems year 2000 compliant were not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The information required by this Item (other than the information regarding executive officers set forth at the end of Item 4A of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) (1)    Financial Statements:

                  Independent Auditors' Report                                                      22

                  Consent of Independent Public Accounts                                            23

                  Consolidated Balance Sheets as of December 31, 1999 and 1998                      24

                  Consolidated Statements of Income for the Years Ended December 31, 1999,
                  1998 and 1997                                                                     25

                  Consolidated Statements of Shareholders' Equity for the Years Ended December
                  31, 1999, 1998 and 1997                                                           26

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
                  1998 and 1997                                                                     27

                  Notes to Consolidated Financial Statements                                        28

       (a) (2)    Financial Statement Schedules:

                  All financial statement schedules have been omitted because they are not applicable or because required information is included in the Company's financial statements and notes thereto.

       (a) (3)    Exhibits
                  See the Index to Exhibits included on page 38.

       (b)        Reports on Form 8-K:
                  None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Rainbow Rentals, Inc.:


We have audited the accompanying consolidated balance sheets of Rainbow Rentals, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Rentals, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



KPMG, LLP
Cleveland, Ohio
February 8, 2000

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    DECEMBER 31,
                                                                                           -----------------------------
                                                                                                1999             1998
                                                                                           -------------    ------------
                                                 ASSETS
Current assets
    Cash                                                                                    $   440             $     -
    Rental-purchase merchandise, net                                                         33,042              25,246
    Prepaid expenses and other current assets                                                 1,423                 706
                                                                                           --------            --------
         Total current assets                                                                34,905              25,952
Property and equipment, net                                                                   4,352               3,394
Deferred income taxes                                                                         1,312               1,058
Goodwill, net                                                                                 8,205                 910
Other assets, net                                                                             1,550               1,754
                                                                                           --------            --------
         Total assets                                                                       $50,324             $33,068
                                                                                           ========            ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current installments of obligations under capital leases                                $    21             $    80
    Accounts payable                                                                          1,679               1,242
    Accrued income taxes                                                                        432                 290
    Accrued compensation and related costs                                                    1,622               1,429
    Other liabilities and accrued expenses                                                    1,510               1,166
    Deferred income taxes                                                                     2,673               1,913
                                                                                           --------            --------
        Total current liabilities                                                             7,937               6,120
Long-term debt                                                                               10,398                   -
Obligations under capital leases, excluding current installments                                103                 110
                                                                                           --------            --------
        Total liabilities                                                                    18,438               6,230
Shareholders' equity
    Serial preferred stock, no par value, 2,000,000 shares authorized,
        none issued                                                                               -                   -
    Common stock, no par value; 10,000,000 shares authorized,
        5,925,735 issued and outstanding                                                     11,039              11,039
    Retained earnings                                                                        22,754              17,706
    Treasury stock, 466,875 common shares at cost                                            (1,907)             (1,907)
                                                                                           --------            --------
        Total shareholders' equity                                                           31,886              26,838
                                                                                           --------            --------
        Total liabilities and shareholders' equity                                          $50,324             $33,068
                                                                                           ========            ========



See accompanying notes to consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------
                                                             1999              1998              1997
                                                        --------------     -------------     -------------
Revenues
    Rental revenue                                          $   75,932        $   59,932        $   52,153
    Fees                                                         2,639             1,959             1,588
    Merchandise sales                                            2,287             1,588             1,587
                                                        --------------     -------------     -------------
                 Total revenues                                 80,858            63,479            55,328
Operating expenses
    Merchandise costs                                           26,758            21,765            19,145
    Store expenses
          Salaries and related                                  18,374            13,943            11,809
          Occupancy                                              6,027             4,671             4,068
          Advertising                                            3,662             3,500             3,283
          Other expenses                                        10,310             7,686             6,127
                                                        --------------     -------------     -------------
                 Total store expenses                           38,373            29,800            25,287
                                                        --------------     -------------     -------------
                 Total merchandise costs and store
                    expenses                                    65,131            51,565            44,432
    General and administrative expenses                          5,585             4,607             4,096
    Amortization of goodwill and noncompete agreements             456                33                 -
                                                        --------------     -------------     -------------
                 Total operating expenses                       71,172            56,205            48,528
                                                        --------------     -------------     -------------
                 Operating income                                9,686             7,274             6,800
Interest expense                                                   697               918             1,822
Other expense, net                                                 361                76               329
                                                        --------------     -------------     -------------
                 Income before income taxes                      8,628             6,280             4,649
Income taxes                                                     3,580             2,662             1,968
                                                        --------------     -------------     -------------
                 Net income                                 $    5,048        $    3,618        $    2,681
                                                        ==============     =============     =============

EARNINGS PER COMMON SHARE:
    Basic and diluted earnings per common share             $     0.85        $     0.73        $     0.59
                                                        ==============     =============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                    5,925,735         4,970,256         4,509,406
                                                        ==============     =============     =============
    Diluted                                                  5,930,887         4,970,256         4,509,406
                                                        ==============     =============     =============




See accompanying notes to consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                               Common Stock                                                  Total
                                               ------------              Retained        Treasury        Shareholders'
                                          Shares           Cost          Earnings          Stock             Equity
                                          ------           ----          --------          -----             ------
Balance at December 31, 1996             6,392,610          $    60         $11,407       $      -         $ 11,467
  Net income                                     -                -           2,681              -            2,681
  Acquisition of common shares          (2,716,875)               -               -        (11,095)         (11,095)
                                       ------------        ---------      ----------    ----------       ----------
Balance at December 31, 1997             3,675,735               60          14,088        (11,095)           3,053
  Net income                                     -                -           3,618              -            3,618
  Issuance of common shares              2,250,000           10,979               -          9,188           20,167
                                       ------------        ---------      ----------    ----------       ----------
Balance at December 31, 1998             5,925,735           11,039          17,706         (1,907)          26,838
  Net income                                     -                -           5,048              -            5,048
                                       ------------        ---------      ----------    ----------       ----------
Balance at December 31, 1999             5,925,735          $11,039         $22,754       $ (1,907)        $ 31,886
                                       ============        =========      ==========    ==========       ==========



See accompanying notes to consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------
                                                                 1999              1998              1997
                                                          ---------------   ----------------  -------------
Cash flows from operating activities
   Net income                                                  $  5,048           $  3,618        $  2,681
   Reconciliation of net income to net cash provided by
      operating activities
      Depreciation of property and equipment and
           amortization of intangibles                            2,446              1,931           1,989
      Depreciation of rental-purchase merchandise                21,821             19,607          16,994
      Deferred income taxes                                         506                695             993
      Gain on disposal of property and equipment                   (207)              (229)           (182)
      Purchases of rental-purchase merchandise                  (31,244)           (22,903)        (22,707)
      Rental-purchase merchandise disposed, net                   5,251              1,939           1,929
      (Increase) decrease in
           Short-term investments                                     -                  -              27
           Prepaid expenses and other current assets               (717)               118            (330)
           Income tax receivable                                      -                399            (399)
      Increase (decrease) in
           Accounts payable                                         212                242            (917)
           Accrued income taxes                                     142                161            (103)
           Accrued compensation and related costs                   193                338             149
           Other liabilities and accrued expenses                   344               (450)            623
                                                          ---------------   ----------------  -------------
              Net cash provided by operating activities           3,795              5,466             747
                                                          ---------------   ----------------  -------------

Cash flows from investing activities
   Purchase of property and equipment, net                       (2,323)            (1,422)         (1,120)
   Proceeds on the sale of property and equipment                   360                333             250
   Acquisitions                                                 (11,687)            (1,580)              -
                                                          ---------------   ----------------  -------------
              Net cash used in investing activities             (13,650)            (2,669)           (870)
                                                          ---------------   ----------------  -------------

Cash flows from financing activities
   Proceeds from long-term debt                                  38,420             43,385          63,827
   Current installments and repayments of long-term debt        (28,022)           (55,849)        (60,922)
   Proceeds from stock offering, net of related expenses              -             20,167               -
   Decrease in notes payable                                          -            (10,488)           (291)
   Loan origination fees paid                                       (37)               (28)           (147)
   Payment in connection with Redemption Agreement                    -                  -          (2,700)
   Principal payments under capital lease obligations               (66)               (61)            (39)
                                                          ---------------   ----------------  -------------
              Net cash provided by (used in) financing
                 activities                                      10,295             (2,874)            272
                                                          ---------------   ----------------  -------------

Net increase (decrease) in cash                                     440                (77)           (395)
Cash at beginning of year                                             -                 77             472
                                                          ---------------   ----------------  -------------
Cash at end of year                                            $    440           $      -        $     77
                                                          ===============   ================  =============

Supplemental cash flow information:
   Net cash paid during the period for
      Interest                                                 $    560           $  1,556        $  1,060
      Income taxes                                                3,031              1,529           1,577

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

         (a) Reporting Entity and Principles of Consolidation

         The Company is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. At December 31, 1999, the Company operated 92 stores in nine states: Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, South Carolina and Tennessee. The Company's corporate headquarters is located in Canfield, Ohio.

         The consolidated financial statements include the accounts of Rainbow Rentals, Inc. and its wholly owned subsidiary, Rainbow Advertising, Inc. All significant intercompany profits, transactions, and balances have been eliminated in consolidation. On December 30, 1999 Rainbow Advertising, Inc. was dissolved.

         (b) Financial Instruments

         The carrying amount of financial instruments including cash, trade receivables and accounts payable approximated fair value as of December 31, 1999 and 1998, because of the relatively short maturity of these instruments.

         (c) Rental-purchase Merchandise

         Rental-purchase merchandise consists of merchandise rented to customers or in the stores available for rent or sale. Merchandise is rented to customers pursuant to rental agreements, which generally provide for either weekly or monthly rental terms with rental renewal payments collected in advance. The rental agreements may be terminated at any time by the customers. If terminated, the merchandise is returned to the Company.

         Rental-purchase merchandise is stated at the lower of cost or market. The Company depreciates inventory using the units of activity method. Under the units of activity method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total expected rents provided over the rental contract term. The Company believes the units of activity method more accurately matches the recognition of depreciation expense with the estimated timing of revenue receipts over the rental-purchase agreement period. The units of activity method is recognized in the rental-purchase industry.

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

         (e) Goodwill

         The excess of cost over fair value of net assets of businesses acquired is amortized on a straight line basis over periods ranging from 18 to 20 years. The Company monitors the value of goodwill for possible impairment by utilizing the undiscounted cash flow method. Measurement of an impairment loss is determined by reducing the carrying value of the related assets to fair value.





                                       28                          Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

         (h) Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its stock-based compensation. The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which was effective in 1996. SFAS 123 provides the option of accounting for stock-based compensation using the provisions of APB 25 or the fair value method of accounting. The Company elected to account for stock-based compensation using the provisions of APB 25. The disclosures required under SFAS 123 are contained in note 14 to the consolidated financial statements.

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

         (k) Basic and Diluted Earnings per Common Share

         Basic earnings per common share are based on the weighted average number of common shares outstanding during each year. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each year, plus the assumed exercise of stock options. Average shares used in the calculations of basic earnings per common share were 5,925,735, 4,970,256 and 4,509,406 in 1999, 1998 and 1997, respectively.
Average shares used in the calculations of diluted earnings per common share were 5,930,887, 4,970,256 and 4,509,406 in 1999, 1998 and 1997, respectively.
For 1998 and 1997, stock options would have had an anti-dilutive effect on earnings per share, therefore, there is no difference between basic and diluted weighted average common shares outstanding for those periods.





                                       29                          Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

         (m) Reclassifications

         Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

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

(3) ACQUISITIONS


         On February 1, 1999, the Company acquired certain assets of Rental Mart of PA, Inc. ("Rental Mart") for approximately $1.3 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill" of $0.8 million) is being amortized on a straight-line basis over twenty years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise and a noncompete agreement.

         On March 1, 1999, the Company acquired certain assets of Blue Ribbon Rentals, Inc., and Blue Ribbon Rentals II, Inc. ("Blue Ribbon") for approximately $10.4 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of acquisition. Goodwill of $6.9 million is being amortized on a straight-line basis over twenty years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise of $3.1 million, property and equipment of $0.3 million and a noncompete agreement of $0.3 million.

         On August 1, 1998, the Company acquired certain assets of Choice Rental of Massachusetts, Inc., a Massachusetts competitor, for approximately $1.1 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of acquisition. Goodwill of $0.7 million is being amortized on a straight-line basis over twenty years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise and a noncompete agreement.

         On July 1, 1998, the Company acquired certain assets of Eppy's Furniture, Inc., a store located in Lorain, Ohio, for approximately, $0.5 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of the acquisition. Goodwill of $0.2 million is being amortized on a straight-line basis over eighteen years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise and a noncompete agreement.





                                       30                          Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(4) RENTAL-PURCHASE MERCHANDISE

      Following is a summary of rental-purchase merchandise:

                                                                                            DECEMBER 31,
                                                                                           -------------
                                                                                        1999              1998
                                                                                        ----              ----
 Rental purchase merchandise, at original cost. . . . . . . . . . . . . . . . . .    $  56,927         $   44,517

 Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .      (23,885)           (19,271)
                                                                                     ----------        -----------
                                                                                     $  33,042         $   25,246
                                                                                    ===========       ============


 (5) PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                                                                DECEMBER 31,
                                                                               ------------
                                                                       1999                 1998
                                                                       ----                 ----
 Vehicles. . . . . . . . . . . . . . . . . . . . . . . . . . .     $        689          $      1,241
 Leasehold improvements. . . . . . . . . . . . . . . . . . . .            5,369                 4,025
 Computer equipment. . . . . . . . . . . . . . . . . . . . . .              977                   761
 Office equipment. . . . . . . . . . . . . . . . . . . . . . .            1,941                 1,490
 Vehicles held under capital lease. . . . . . . . . . . . . .               290                   290
                                                                  --------------       ---------------
                                                                          9,266                 7,807
 Less accumulated depreciation and amortization. . . . . . . .            4,914                 4,413
                                                                  --------------       ---------------
                                                                    $     4,352          $      3,394
                                                                   =============        ==============

LONG-TERM DEBT AND NOTES PAYABLE

         The Company has a revolving loan agreement with a lending institution; the maximum revolving loan amount under this agreement at December 31, 1999 was $16.0 million. The loan agreement expires March 1, 2002, at which time any outstanding balance will be payable in full. Interest is charged on the outstanding loan balance at prime, or 8.50% at December 31, 1999. The Company can request to have portions of the outstanding principal designated as "IBOR Portions," which under the terms of the loan agreement would bear interest at the Interbank Offering Rate (IBOR Rate), plus 200 basis points. The IBOR Rate at December 31, 1999 was 6.48%. At December 31, 1999 $7.0 million of the outstanding principal is designated as an "IBOR Portion."

         The loan agreement is secured by substantially all assets, contract rights, documents, and all rental agreements of the Company. The loan agreement contains various covenants, with which the Company was in compliance at December 31, 1999 and 1998. The loan agreement calls for a nonuse fee equal to 0.25% per annum on the daily average amount by which the maximum revolving amount exceeds the outstanding loan balance. Bank borrowings under the loan agreement at December 31, 1999 and 1998 were $10,398 and $-0-, respectively.





                                       31                          Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

(7) RELATED PARTY TRANSACTIONS

         The building which serves as the Company's corporate headquarters is leased from a corporation, owned by the Company's three majority shareholders. The Company entered into a 10-year building lease agreement, expiring January 2006, at a rental rate which approximates market rates. Total rent paid to the corporation in 1999, 1998, and 1997 was approximately $113, $98, and $103, respectively.

8) INCOME TAXES

       The provision for income taxes consists of the following components:

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                       1999             1998            1997
                                                                       ----             ----            ----
Current
     Federal  . . . . . . . . . . . . . . . . . . . . . . . . .   $     2,567      $      1,660        $   738
     State and Local . . . . . . . . . . . . . . . . . . . . .            507               307            237
                                                                 -------------    -------------       ---------

Deferred                                                                3,074             1,967            975
     Federal  . . . . . . . . . . . . . . . . . . . . . . . . .           367               485            837
     State and Local . . . . . . . . . . . . . . . . . . . . .            139               210            156
                                                                 -------------    -------------       ---------
                                                                          506               695            993
                                                                 -------------    -------------       ---------
Total income tax expense . . . . . . . . . . . . . . . . . . . .   $    3,580       $     2,662        $ 1,968
                                                                   ===========      ===========       =========

     A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                  -------------------------
                                                                           1999                1998                 1997
                                                                           ----                ----                 ----
Income before income taxes. . . . . . . . . . . . . . . . . . .      $      8,628        $      6,280         $      4,649
Federal statutory tax rate . . . . . . . . . . . . . . . . . .                 34  %               34  %                34 %
                                                                  ----------------    ----------------     ----------------
                                                                            2,934               2,135                1,581
State and local income taxes, net of federal income tax benefit.              426                 345                  262
Meals and entertainment and officers' life insurance premiums                  32                  50                   33
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .              188                 132                   92
                                                                  ----------------    ----------------     ----------------
                                                                     $      3,580        $      2,662         $      1,968
                                                                    ==============      ==============       ==============





                                       32                          Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The components of deferred tax assets and liabilities were:

                                                                                               DECEMBER
                                                                                               --------
                                                                                              1999               1998
                                                                                              ----               ----
                 Deferred tax assets
                       Property and equipment . . . . . . . . . . . . . . . . . . .    $             799   $            735
                       Intangibles . . . . . . . . . . . . . . . . . . . . . . . . .                 297                323
                       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  407                197
                                                                                       ------------------ -----------------
                            Total  deferred tax assets . .  . . . . . . . . . . . .     $          1,503   $          1,255
                                                                                        ================   ================

                 Deferred tax liabilities:
                        Rental-purchase merchandise . . . . . . . . . . . . . . . .               (2,864)            (2,110)
                                                                                         ----------------   ----------------
                              Net deferred tax liability  . . . . . . . . . . . . . .   $         (1,361) $            (855)
                                                                                        ================  ==================

         Of the total deferred tax assets, $1,312 and $1,058 were classified as long-term at December 31, 1999 and 1998, respectively, and $191 and $197 were classified as current at December 31, 1999 and 1998, respectively, and are netted with the deferred tax liability. No valuation allowance was required for the deferred tax assets.

(9) LEASES

         The Company entered into a capital lease arrangement in 1997 for the financing of new vans. The gross amount of vehicles and the related accumulated amortization are recorded in property and equipment, net.

         The Company operates its retail stores and offices under noncancelable operating leases with terms extending to 2006 and additional option periods renewable at the request of the Company. Additionally, the Company leases a number of delivery and general use vehicles under operating lease arrangements. Rental expense charged to operations totaled $5,866, $4,144 and $3,266 for the years ended December 31, 1999, 1998, and 1997, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are as follows:

                                                                                              CAPITAL            OPERATING
    YEAR  ENDING  DECEMBER 31,                                                                LEASES               LEASES
    ---------------------------                                                               ------              -------
                 2000. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .            $         127      $      6,330
                 2001. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .                       --             4,750
                 2002. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .                       --             3,328
                 2003. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .                       --             2,397
                 2004. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .                       --             1,018
           Thereafter  . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .                       --               137
                                                                                            -----------------   ---------------
                 Total minimum lease payments . . . . . . . . . . . . . . . . . . .                      127       $    17,960
                                                                                                                  =============
                 Less amount representing interest . . . . . . . . . . . . . . . .                         3
                                                                                            -----------------
                 Present value of net minimum capital lease payments. . . . . . . .                      124
                 Less current installments of obligations under capital leases. . .                       21
                                                                                            -----------------
                        Obligations under capital leases, excluding current installments       $         103
                                                                                              ===============





                                       33                          Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(10) RETIREMENT PLAN

         The Company maintains a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan, which covers substantially all employees, provides for the Company to make discretionary contributions based on salaries of eligible employees plus additional contributions based upon voluntary employee salary deferrals. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. In 1999, 1998 and 1997, the Company contributed $26, $49 and $25, respectively.


(11) OTHER ASSETS

        Following is a summary of other assets:

                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                         1999               1998
                                                                                         ----               ----
                  Noncompete and consulting agreements . . . . . . . . . . . . .     $      2,571       $      2,221
                  Loan origination fees and other. . . . . . . . . . . . . . . .              479                438
                                                                                   ---------------    ---------------
                                                                                            3,050              2,659
                  Less accumulated amortization . . . . . . . . . . . . . . . . .           1,500                905
                                                                                   ---------------    ---------------
                                                                                     $      1,550       $      1,754
                                                                                    ==============     ==============

(12) SHAREHOLDER TRANSACTIONS

         In connection with the Redemption Agreement (note 6), the Company entered into noncompete, consulting, and severance agreements with the former shareholder-officer (see notes 6 and 11), and agreed to pay a total of $13,436 (cash payment of $2,948 and notes payable of $10,488), allocated as follows:

                 Stock repurchase . . . . . . . . . . . . . . . . . . . . . . .                $    11,095
                 Noncompete and consulting agreements  . . . . . . . . . . . .                       2,093
                 Severance agreement. . . . . . . . . . . . . . . . . . . . .                          248
                                                                                           ----------------
                                                                                               $    13,436
                                                                                              =============

         The full amount paid for the acquisition of shares was recorded as treasury stock. As indicated in note 11, the amount allocated to the noncompete and consulting agreements was recorded in other assets. The severance payment was expensed to general and administrative expense in 1997.

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





                                       34                          Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

 (14) STOCK OPTION PLAN

         The Company's Stock Option Plan ("Plan") offers employees the opportunity to acquire shares of common stock by the grant of stock options, including both incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"). A total of 600,000 shares of common stock have been reserved for issuance upon exercise of stock options under the Plan. The purchase price of a share of common stock pursuant to an ISO shall not be less than the fair market value of a share of common stock at the grant date. The purchase price of a share of common stock pursuant to a NQSO may be less than the fair market value of a share of common stock.

         On June 5, 1998, the Company granted 306,200 and during 1999 granted an additional 31,000 stock options under the Plan. Because all stock options were granted with an exercise price equal to the market price on the date of grant, no compensation expense has been recognized, consistent with the provisions of APB 25. Stock options granted become exercisable over a three-year or four-year vesting period and expire ten years from the date of grant.

         Pro forma information for net income and basic and diluted earnings per common share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998: risk free interest rate of 6.3% in 1999 and 5.4% in 1998; dividend yield of -0-%; volatility factor of the expected market price of the Company's common stock of 30.0%; and an expected life of the stock options of seven years. The weighted average grant date fair value of stock options granted during 1999 and 1998 was $4.43 and $4.46, respectively.


         Had compensation cost for the stock options been determined based on the fair value at the grant date, the Company's net income and basic and diluted earnings per common share would have been reduced. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the stock options' vesting period. The pro forma amounts for the years ended December 31, 1999 and 1998 are indicated below. No amounts are provided for the year ended December 31, 1997 since there were no options granted until the Company's initial public offering on June 5, 1998.

                                                                                     1999             1998
                                                                                     ----             ----
                 Net income:
                      As reported  . . . . . . . . . . . . . . . . . . . .      $      5,048     $      3,618
                      Pro forma . . . . . . . . . . . . . . . . . . . . . .            4,828            3,506


                 Basic and diluted earnings per common share:
                      As reported  . . . . . . . . . . . . . . . . . . . .               .85              .73
                      Pro forma . . . . . . . . . . . . . . . . . . . . . .              .81              .71





                                       35                          Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          A summary of the Company's stock option activity and related information for the years ended December 31, 1999 and 1998 is as follows:

                                                                      WEIGHTED                       WEIGHTED
                                                      NUMBER OF        AVERAGE                        AVERAGE
                                                        STOCK         EXERCISE      NUMBER OF        EXERCISE
                                                       OPTIONS          PRICE      STOCK OPTIONS       PRICE
                                                        1999            1999          1998             1998
                                                       ------          ------        ------           ------
 Outstanding at beginning of year . .                   297,600       $10.00               -      $        -
 Granted . . . . . . . . . . . . . . . . . . . . .       31,000         9.59         306,200           10.00
 Exercised  . . . . . . . . . . . . . . . . . . .             -            -               -               -
 Forfeited . . . . . . . . . . . . . . . . . . . .     (10,900)        10.00         (8,600)           10.00
                                                       --------                     --------
 Outstanding at end of year . . . . . . .               317,700       $ 9.96         297,600          $10.00
                                                       ========                     ========
 Exercisable at end of year. . . . . . . .               71,675                            -
                                                       ========                     ========





                                       36                          Continued

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RAINBOW RENTALS, INC..

                                 By:    /s/ Wayland J. Russell
                                       ----------------------------------
                                       Wayland J. Russell
                                       Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2000.

  SIGNATURES                                           TITLE
  ----------                                           -----

/e/ WAYLAND J. RUSSELL            Chairman and Chief Executive Officer
----------------------------      and Director
Wayland J. Russell

/e/ LAWRENCE S. HENDRICKS         Chief Operating Officer and Director
----------------------------
Lawrence S. Hendricks

/e/ MICHAEL J. VIVEIROS           President and Director
----------------------------
Michael J. Viveiros

/e/ MICHAEL A. PECCHIA            Chief Financial Officer
----------------------------
Michael A. Pecchia

/e/ BRIAN L. BURTON               Director
----------------------------
Brian L. Burton

/e/ IVAN J. WINFIELD              Director
----------------------------
Ivan J. Winfield

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                     DESCRIPTION OF DOCUMENT
------                                     -----------------------
 2.1 (1)                           Amended and Restated Asset Purchase Agreement dated March 1, 1999 by and among the Company, Blue Ribbon Rentals, Inc., Blue Ribbons Rentals II, Inc. and William
                                   Wendell.
 3.1 (2)                           Amended and Restated Articles of Incorporation
 3.2 (2)                           Amended and Restated By-Laws and Code of Regulations
 4.1 (2)                           Loan and Security Agreement dated as of October 5, 1992, by and between the
                                   Company and Bank of America National Trust and Savings Association (formerly Bank of America, Illinois, formerly Continental Bank, Illinois, formerly Continental
                                   Bank, NA), as amended.
 4.2 (3)                           Consent and Amendment No. 10 and Third Amended and Restated Supplement A to Loan
                                   and Security Agreement between the Company and Bank of America National Trust and
                                   Savings Association, dated July 15, 1998.
 4.3 (1)                           Consent and Amendment No. 11 and Fourth Amended and Restated Supplement A to Loan
                                   and Security Agreement between the Company and Bank of America National Trust and
                                   Savings Association, dated March 1, 1999.
 4.4 (2)                           Collateral Trademark Security Agreement dated as of October 5, 1992 by and between the Company and Bank of America National Trust and Savings Association.

                                   Information concerning certain of the Company's other long-term debt is set forth in Note 6 of the consolidated financial statements.  The Company hereby agrees to furnish copies of such instruments to the Commission upon request.
 10.1 (2)                          1998 Stock Option Plan
 10.2 (2)                          Lease by and between the Company and Rainbow Properties, Ltd. dated January 1,
                                   1996 for the Company's principal executive offices.
 23   (*)                          Consent of Independent Public Accountants
 27.1 (*)                          Financial Data Schedule


*      Filed Herewith

(1) Previously filed, as of March 16, 1999, pursuant to the Company's report on Form 8-K.

(2) Previously filed, as of June 5, 1998, pursuant to the Company's Registration Statement on Form S-1.

(3) Previously filed, as of August 13, 1998, pursuant to the Company's report on Form 10-Q.