Form 10-Q
period 2000-03-31
RAINBOW RENTALS INC
filed 2000-05-15
CIK 1058441

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2000

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-24333

                              RAINBOW RENTALS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

           OHIO                                         34-1512520
-------------------------------                      -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


                             3711 Starr Centre Drive

                              CANFIELD, OHIO 44406
                   ------------------------------------------
                    (Address of principal executive offices)

                                  330-533-5363
                                -----------------
                         (Registrant's telephone number)

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

Yes       X       No
     -----------      ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 5,925,735

                              RAINBOW RENTALS, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                                                 PAGE NO.
                                                                                               --------
         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Consolidated Balance Sheets as of                                        3
                  March 31, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Income - for
                  the three months ended March 31, 2000 and 1999                                     4

                  Condensed Consolidated Statements of
                  Shareholders' Equity                                                               5

                  Condensed Consolidated Statements of Cash Flows -
                  for the three months ended March 31, 2000 and 1999                                 6

                  Notes to Condensed Consolidated Financial Statements                               7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                8

PART II  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                                                   11

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       MARCH 31,      DECEMBER 31,
                                                                         2000             1999
                                                                         ----             ----
                                                                     (UNAUDITED)
                                  ASSETS

Current assets
     Cash                                                               $     41         $    440
     Rental-purchase merchandise, net                                     32,486           33,042
     Prepaid expenses and other current assets                             1,553            1,423
                                                                        --------         --------
          Total current assets                                            34,080           34,905
Property and equipment, net                                                4,713            4,352
Deferred income taxes                                                      1,362            1,312
Goodwill, net                                                              8,097            8,205
Other assets, net                                                          1,412            1,550
                                                                        --------         --------
          Total assets                                                  $ 49,664         $ 50,324
                                                                        ========         ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

     Current installments of obligations under capital leases           $     86         $     21
     Accounts payable                                                      2,015            1,679
     Accrued income taxes                                                    241              432

     Accrued compensation and related costs                                  829            1,622
     Other liabilities and accrued expenses                                1,497            1,510
     Deferred income taxes                                                 2,873            2,673
                                                                        --------         --------
          Total current liabilities                                        7,541            7,937
Long-term debt                                                             8,895           10,398

Obligations under capital leases, excluding current installments               -              103
                                                                        --------         --------
          Total liabilities                                               16,436           18,438

Shareholders' equity

     Serial preferred stock, no par value, 2,000,000 shares
     authorized,
          none issued                                                          -                -
     Common stock, no par value; 10,000,000 shares authorized,
          5,925,735 issued and outstanding                                11,039           11,039
     Retained earnings                                                    24,096           22,754

     Treasury stock, 466,875 common shares at cost                        (1,907)          (1,907)
                                                                        --------         --------
          Total shareholders' equity                                      33,228           31,886
                                                                        --------         --------
          Total liabilities and shareholders' equity                    $ 49,664         $ 50,324
                                                                        ========         ========



     See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                FOR THE THREE MONTHS ENDED

                                                                                         MARCH 31,

                                                                                  2000               1999
                                                                                  ----               ----
                                                                              (UNAUDITED)        (UNAUDITED)
                                                                             ---------------    ---------------
Revenues
     Rental revenue                                                              $   20,761         $   16,961
     Fees                                                                               671                586
     Merchandise sales                                                                1,030                713
                                                                             --------------      -------------
                   Total revenues                                                    22,462             18,260
Operating expenses
     Merchandise costs                                                                7,507              6,114
     Store expenses
            Salaries and related                                                      5,135              4,127
            Occupancy                                                                 1,618              1,385
            Advertising                                                               1,046                877
            Other expenses                                                            2,861              2,222
                                                                             ---------------    ---------------
                   Total store expenses                                              10,660              8,611
                                                                             ---------------    ---------------
                   Total merchandise costs and store expenses                        18,167             14,725
     General and administrative expenses                                              1,618              1,314
     Amortization                                                                       132                 61
                                                                             ---------------    ---------------
                   Total operating expenses                                          19,917             16,100
                                                                             ---------------    ---------------
                   Operating income                                                   2,545              2,160
Interest expense                                                                        198                 98
Other expense, net                                                                       73                124
                                                                             ---------------    ---------------
                   Income before income taxes                                         2,274              1,938
Income taxes                                                                            932                804
                                                                             ---------------    ---------------
                   Net income                                                    $    1,342         $    1,134
                                                                             ===============    ===============
EARNINGS PER COMMON SHARE:

     Basic and diluted earnings per share:                                       $     0.23         $     0.19
                                                                             ===============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     Basic                                                                        5,925,735          5,925,735
                                                                             ===============    ===============
     Diluted                                                                      5,925,735          5,936,202
                                                                             ===============    ===============



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                  COMMON STOCK                                                    Total
                                                  ------------               Retained         Treasury        Shareholders'
                                            NUMBER            COST           EARNINGS          STOCK              EQUITY
                                            ------            ----           --------          -----              ------

Balance at December 31, 1998                 5,925,735           11,039          17,706           (1,907)             26,838
    Net income                                       -                -           5,048                -               5,048
                                         --------------  ---------------   -------------   ---------------    ---------------
Balance at December 31, 1999                 5,925,735           11,039          22,754           (1,907)             31,886
    Net income (unaudited)                           -                -           1,342                 -              1,342
                                         ------------------------------------------------------------------------------------
Balance at March 31, 2000 (unaudited)        5,925,735        $  11,039        $ 24,096       $   (1,907)          $  33,228
                                         ==============  ===============   =============   ===============    ===============


See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                            FOR THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            2000               1999
                                                                                            ----               ----
                                                                                        (UNAUDITED)         (UNAUDITED)
                                                                                      -----------------   ----------------
Cash flows from operating activities
     Net income                                                                            $   1,342          $   1,134
     Reconciliation of net income to net cash provided
        by operating activities
        Depreciation of property and equipment and
             amortization of intangibles                                                         622                545
        Depreciation of rental-purchase merchandise                                            5,876              4,856
        Deferred income taxes                                                                    150                100
        Gain on disposal of property and equipment                                               (81)               (14)
        Purchases of rental-purchase merchandise                                              (6,945)            (6,216)
        Rental-purchase merchandise disposed, net                                              1,627              1,230
        Change in

             Prepaid expenses and other current assets                                          (130)              (232)
             Accounts payable                                                                    336              1,124
             Accrued income taxes                                                               (161)               109
             Accrued compensation and related costs                                             (793)                82
             Other liabilities and accrued expenses                                              (43)               118
                                                                                    -----------------   ----------------
                Net cash provided by operating activities                                      1,800              2,836
                                                                                    -----------------   ----------------

Cash flows from investing activities
     Purchase of property and equipment, net                                                    (751)              (445)
     Proceeds from disposal of property and equipment                                             93                 36
     Acquisitions (note 3)                                                                         -            (11,687)
                                                                                    -----------------   ----------------
                Net cash used in investing activities                                          (658)            (12,096)
                                                                                    -----------------   ----------------

Cash flows from financing activities
     Proceeds from long-term debt borrowings                                                   7,330             14,510
     Current installments and repayments of long-term debt                                    (8,833)            (5,010)
     Loan origination fees paid                                                                    -                (20)
     Principal payments under capital lease obligations                                          (38)               (16)
                                                                                    -----------------   ----------------
                Net cash  provided by (used in) financing activities                          (1,541)             9,464
                                                                                    -----------------   ----------------

Net increase (decrease) in cash                                                                (399)                204
Cash at beginning of period                                                                      440                  -
                                                                                    -----------------   ----------------
Cash at end of period                                                                       $     41           $    204
                                                                                    =================   ================

Supplemental cash flow information:
     Net cash paid during the period for
        Interest                                                                           $     204           $     16
        Income taxes                                                                             973                625


See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  Basis of Presentation

         Rainbow Rentals, Inc. (Company) is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. The Company operates 97 stores in ten states: Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company's corporate headquarters is located in Canfield, Ohio.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report for fiscal year ended December 31, 1999.

2.  Earnings Per Share

         Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

         The following table shows the amounts used in computing earnings per share.

                                                      For the three months ended
                                                              March 31,
                                                          2000        1999
                                                          ----        ----
    Numerator:
        Net income available to common shareholders     $    1,342  $     1,134

    Denominator:
        Basic weighted average shares                    5,925,735    5,925,735
        Effect of dilutive stock options                         -       10,467
                                                        ----------  -----------
        Diluted weighted average shares                  5,925,735    5,936,202
                                                        ==========  ===========
        Basic earnings per share                        $     0.23  $      0.19
                                                        ==========  ===========
        Diluted earnings per share                      $     0.23  $      0.19
                                                        ==========  ===========

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At March 31, 2000 the Company operated 95 rental-purchase stores in nine states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

         During the first quarter, the Company opened three new stores in existing markets.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenue.


                                                          FOR THE THREE MONTHS ENDED

                                                              2000            1999
                                                              ----            ----
STATEMENT OF INCOME DATA:
Revenues
  Rental revenue                                               92.4 %         92.9 %
  Fees                                                          3.0            3.2
  Merchandise sales                                             4.6            3.9
                                                              -----          -----
               Total  revenues                                100.0          100.0
Operating expenses
  Merchandise costs                                            33.4           33.5
  Store expenses
    Salaries and related                                       22.9           22.6
    Occupancy                                                   7.2            7.6
    Advertising                                                 4.7            4.8
    Other expenses                                             12.7           12.2
                                                              -----          -----
       Total store expenses                                    47.5           47.2
                                                              -----          -----
       Total  merchandise costs and store expenses             80.9           80.7
    General and administrative expenses                         7.2            7.2
    Amortization of goodwill and noncompete agreements          0.6            0.3
                                                              -----          -----
       Total operating expenses                                88.7           88.2
                                                              -----          -----
       Operating income                                        11.3           11.8
Interest expense                                                0.9            0.5
Other expense, net                                              0.3            0.7
                                                              -----          -----
  Income before income taxes                                   10.1           10.6
Income taxes                                                    4.1            4.4
                                                              -----          -----
  Net income                                                    6.0 %          6.2 %
                                                              =====          =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         For the three months ended March 31, 2000, total revenues increased to $22.5 million from $18.3 million, an increase of 23.0% over the comparable 1999 period. The inclusion of a full three months' results from the 13 stores acquired during the first quarter of 1999 accounted for 42.1% of the Company's total increase in revenue or $1.8 million. Revenue from comparable stores (stores in operation on January 1, 1999) accounted for 32.1% of the increase, or $1.4 million, primarily as a result of the growth of stores opened in 1998 and an increase in revenue collected per unit. Revenue from the nine stores opened in 1999 accounted for 24.9% of the total increase in revenue, or $1.0 million.

          For the three months ended March 31, 2000, merchandise costs increased to $7.5 million from $6.1 million, an increase of 22.8% over the comparable 1999 period, but as a percentage of total revenues, decreased to 33.4% from 33.5%. The increase in costs was primarily due to merchandise costs associated with stores opened and acquired in 1999 and 1998.

         For the three months ended March 31, 2000, total store expenses increased to $10.7 million from $8.6 million, an increase 23.8% over the comparable 1999 period. The increase in total store expenses was primarily due to the inclusion of a full three months' results from the 13 stores acquired in the first quarter of 1999 and from the nine stores added in 1999. This increase accounted for 78.8% of the total increase, or $1.6 million. Store expenses of comparable stores accounted for 12.7% of the increase, or $0.3 million, mainly due to a slight increase in salaries and an increase in the cost of insurance. The three new stores opened during the first quarter accounted for the remaining increase of 8.5%, or $0.2 million. As a percentage of total revenues, total store expenses increased to 47.5% from 47.2%. Salaries and related expenses increased as a percentage of revenue to 22.9% from 22.6% mainly from stores opened in 1999, and to a lesser degree, a slight increase in salaries of comparable stores. Occupancy decreased as a percentage of revenue to 7.2% from 7.6% mainly due to an increase in comparable store revenue on a relatively fixed base of expense. Other expenses increased as a percentage of revenue to 12.7% from 12.2% primarily due to an increase in the cost of insurance.

         For the three months ended March 31, 2000, general and administrative expenses increased to $1.6 million from $1.3 million, an increase of 23.1% over the comparable 1999 period. The increase was primarily due to the addition of three regional managers and an increase in incentive bonuses paid to executive officers and regional managers. As a percentage of total revenues, general and administrative expenses remained constant at 7.2%.

         For the three months ended March 31, 2000, amortization of goodwill and non-compete agreements relating to stores acquired in 1999 and 1998 increased to $132,000 from $61,000 in the comparable 1999 period. The increase was due to the inclusion of a full three months' amortization relating to the acquisitions made in the first quarter of 1999.

         For the three months ended March 31, 2000, operating income increased to $2.5 million from $2.2 million, an increase of 17.9% over the comparable 1999 period. The increase is attributed to the increased profitability of comparable stores, the increase in revenue collected per unit, the growth of stores opened in 1998, and a full three months' operating income from the 13 stores acquired in the first quarter of 1999. This increase in store level operating income was partially offset by anticipated losses from new stores opened within the last 12 months and increased amortization associated with the 1999 acquisitions. As a percentage of total revenues, operating income decreased slightly to 11.3% from 11.8% due to factors discussed above.

         For the three months ended March 31, 2000, interest expense increased to $198,000 from $98,000 in the comparable 1999 period. The increase was due to the inclusion of three months of interest expense attributable to the indebtedness related to the Blue Ribbon acquisition on March 1, 1999.

         For the three months ended March 31, 2000, the Company's effective tax rate decreased to 41.0% from 41.5% due to lower effective state tax rates.

         For the three months ended March 31, 2000, net income increased to $1.3 million from $1.1 million, an increase of 18.4% over the comparable 1999 period, and as a percentage of total revenues decreased to 6.0% from 6.2% due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. For the three months ended March 31, 2000 and 1999, purchases of rental merchandise (excluding acquisitions) amounted to $6.9 million and $6.2 million, respectively. The increase is attributed to the 22 stores opened and acquired during 1999 offset by a significant reduction of inventories of idle rental merchandise.

        For the three months ended March 31, 2000, cash provided by operating activities decreased to $1.8 million from $2.8 million for the comparable 1999 period. The decrease was due to decreases in accounts payable, accrued income taxes and accrued compensation. Cash used in investing activities decreased to $0.7 million from $12.1 million. The amount for 1999 includes the acquisition of 19 stores from Rental Mart and Blue Ribbon. Cash used in financing activities was $1.5 million as compared to cash provided by financing activities in the comparable 1999 period of $9.5 million. Borrowings under a revolving loan agreement with a lending institution (the "Credit Facility") to finance the two acquisitions accounted for the cash provided in 1999.

        The Company currently has a $16.0 million Credit Facility with a maturity date of March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company's Credit Facility as of May 12, 2000 was approximately $8.0 million.

        The Company plans to open an additional 8 stores during the remainder of the year and to increase the number of new store openings thereafter. The Company further believes that it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, seek to obtain additional debt or equity financing, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

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

                                           RAINBOW RENTALS, INC.
                                           (Registrant)


                                           /e/ WAYLAND J. RUSSELL
                                           ------------------------------------
                                           Wayland J. Russell, Chairman and
                                           Chief Executive Officer

                                           /e/ MICHAEL A. PECCHIA
                                           ------------------------------------
                                           Michael A. Pecchia,
                                           Chief Financial Officer

Date: May 13, 2000