Form 10-Q
period 2000-06-30
RAINBOW RENTALS INC
filed 2000-08-14
CIK 1058441

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-24333

                              RAINBOW RENTALS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                            34-1512520
--------------------------------------                      -----------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000: 5,925,735

                              RAINBOW RENTALS, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 Condensed Consolidated Balance Sheets as of               3
                 June 30, 2000 and December 31, 1999

                 Condensed Consolidated Statements of Income - for
                 the three and six months ended June 30, 2000 and 1999     4

                 Condensed Consolidated Statements of
                 Shareholders' Equity as of June 30, 2000 and
                 December 31, 1999 and 1998                                5

                 Condensed Consolidated Statements of Cash Flows -
                 for the six months ended June 30, 2000 and 1999           6

                 Notes to Condensed Consolidated Financial Statements      7

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                       8

PART II  OTHER INFORMATION

      ITEM 4.    Submission of Matters to a Vote of Security Holders       13

      ITEM 6.    Exhibits and Reports on Form 8-K                          13

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            JUNE 30,    DECEMBER 31,
                                                                              2000          1999
                                                                            --------      --------
                                                                           (UNAUDITED)
                                  ASSETS
Current assets
     Cash                                                                   $    108      $    440
     Rental-purchase merchandise, net                                         33,661        33,042
     Prepaid expenses and other current assets                                 1,600         1,423
                                                                            --------      --------
          Total current assets                                                35,369        34,905
Property and equipment, net                                                    5,046         4,352
Deferred income taxes                                                          1,412         1,312
Goodwill, net                                                                  8,144         8,205
Other assets, net                                                              1,354         1,550
                                                                            --------      --------
          Total assets                                                      $ 51,325      $ 50,324
                                                                            ========      ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current installments of obligations under capital leases               $      6      $     21
     Accounts payable                                                          1,426         1,679
     Accrued income taxes                                                        106           432
     Accrued compensation and related costs                                    1,438         1,622
     Other liabilities and accrued expenses                                    1,421         1,510
     Deferred income taxes                                                     3,073         2,673
                                                                            --------      --------
          Total current liabilities                                            7,470         7,937
Long-term debt                                                                 9,272        10,398
Obligations under capital leases, excluding current installments                   -           103
                                                                            --------      --------
          Total liabilities                                                   16,742        18,438
Shareholders' equity
     Serial preferred stock, no par value, 2,000,000 shares authorized,
          none issued                                                              -             -
     Common stock, no par value; 10,000,000 shares authorized,
          6,392,610 issued and 5,925,735 outstanding                          11,039        11,039
     Retained earnings                                                        25,451        22,754
     Treasury stock, 466,875 common shares at cost                            (1,907)       (1,907)
                                                                            --------      --------
          Total shareholders' equity                                          34,583        31,886
                                                                            --------      --------
          Total liabilities and shareholders' equity                        $ 51,325      $ 50,324
                                                                            ========      ========



     See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                            2000            1999          2000           1999
                                                         ----------     ----------     ----------     ----------
                                                                 (UNAUDITED)                 (UNAUDITED)
                                                         --------------------------    -------------------------
Revenues
      Rental revenue                                     $   21,101     $   19,094     $   41,863     $   36,054
      Fees                                                      693            695          1,364          1,281
      Merchandise sales                                         592            567          1,621          1,280
                                                         ----------     ----------     ----------     ----------
                   Total revenues                            22,386         20,356         44,848         38,615
Operating expenses
      Merchandise costs                                       7,173          6,681         14,680         12,796
      Store expenses
          Salaries and related                                5,215          4,635         10,350          8,761
          Occupancy                                           1,713          1,472          3,332          2,857
          Advertising                                         1,015          1,039          2,061          1,916
          Other expenses                                      2,813          2,533          5,674          4,755
                                                         ----------     ----------     ----------     ----------
                   Total store expenses                      10,756          9,679         21,417         18,289
                                                         ----------     ----------     ----------     ----------
                   Total merchandise costs and store
                   expenses                                  17,929         16,360         36,097         31,085
      General and administrative expenses                     1,713          1,421          3,330          2,735
      Amortization                                              134            121            266            182
                                                         ----------     ----------     ----------     ----------
                   Total operating expenses                  19,776         17,902         39,693         34,002
                                                         ----------     ----------     ----------     ----------
                   Operating income                           2,610          2,454          5,155          4,613
Interest expense                                                197            202            395            300
Other expense, net                                              120            148            193            271
                                                         ----------     ----------     ----------     ----------
                   Income before income taxes                 2,293          2,104          4,567          4,042
Income taxes                                                    938            874          1,870          1,678
                                                         ----------     ----------     ----------     ----------
                   Net income                            $    1,355     $    1,230     $    2,697     $    2,364
                                                         ==========     ==========     ==========     ==========

EARNINGS PER COMMON SHARE:
      Basic and diluted earnings per share               $     0.23     $     0.21     $     0.46     $     0.40
                                                         ==========     ==========     ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                               5,925,735      5,925,735      5,925,735      5,925,735
                                                         ==========     ==========     ==========     ==========
      Diluted                                             5,925,735      5,959,430      5,925,735      5,948,336
                                                         ==========     ==========     ==========     ==========




See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                  COMMON STOCK                                       TOTAL
                                                  ------------       RETAINED      TREASURY      SHAREHOLDERS'
                                          NUMBER          COST       EARNINGS        STOCK          EQUITY
                                          ------          ----       --------        -----          ------

Balance at December 31, 1998             5,925,735     $  11,039     $  17,706     $  (1,907)     $  26,838
    Net income                                   -             -         5,048             -          5,048
                                         ---------     ---------     ---------     ---------      ---------
Balance at December 31, 1999             5,925,735        11,039        22,754        (1,907)        31,886

    Net income (unaudited)                       -             -         2,697             -          2,697
                                         ---------     ---------     ---------     ---------      ---------
Balance at June 30, 2000 (unaudited)     5,925,735     $  11,039     $  25,451     $  (1,907)     $  34,583
                                         =========     =========     =========     =========      =========


See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         2000           1999
                                                                      -----------    -----------
                                                                      (UNAUDITED)    (UNAUDITED)
                                                                      -----------    -----------
Cash flows from operating activities
     Net income                                                         $  2,697      $  2,364
     Reconciliation of net income to net cash provided
        by operating activities
        Depreciation of property and equipment and
             amortization of intangibles                                   1,400         1,168
        Depreciation of rental-purchase merchandise                       11,708        10,325
        Deferred income taxes                                                300           300
        Gain on disposal of property and equipment                           (97)          (12)
        Purchases of rental-purchase merchandise                         (15,227)      (13,945)
        Rental-purchase merchandise disposed, net                          2,900         2,439
        Increase in
             Prepaid expenses and other current assets                      (177)         (148)
        Increase (decrease) in
             Accounts payable                                               (253)          717
             Accrued income taxes                                           (326)          240
             Accrued compensation and related costs                         (184)           75
             Other liabilities and accrued expenses                          (89)          238
                                                                        --------      --------
                Net cash provided by operating activities                  2,652         3,761
                                                                        --------      --------

Cash flows from investing activities
     Purchase of property and equipment, net                              (1,565)       (1,159)
     Proceeds on the sale of property and equipment                          176            99
     Acquisitions                                                           (351)      (11,687)
                                                                        --------      --------
                Net cash used in investing activities                     (1,740)      (12,747)
                                                                        --------      --------

Cash flows from financing activities
     Proceeds from long-term debt                                         15,367        21,775
     Current installments and repayments of long-term debt               (16,493)      (11,980)
     Loan origination fees paid                                                -           (20)
     Principal payments under capital lease obligations                     (118)          (32)
                                                                        --------      --------
                Net cash (used in) provided by financing activities       (1,244)        9,743
                                                                        --------      --------

Net increase (decrease) in cash                                             (332)          757
Cash at beginning of period                                                  440             -
                                                                        --------      --------
Cash at end of period                                                   $    108      $    757
                                                                        ========      ========
Supplemental cash flow information:
     Net cash paid during the period for
        Interest                                                        $    393      $    222
        Income taxes                                                       1,956         1,197


See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  Basis of Presentation

         Rainbow Rentals, Inc. (Company) is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. The Company operates 101 stores in eleven states: Connecticut, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island, North Carolina, South Carolina, Tennessee and Virginia. The Company's corporate headquarters is located in Canfield, Ohio.

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

The following table shows the amounts used in computing earnings per share.

                                                    For the three months ended    For the six months ended
                                                              June 30,                     June 30,
                                                        2000           1999           2000           1999
                                                     ----------     ----------     ----------     ----------
Numerator:
     Net income available to common shareholders     $    1,355     $    1,230     $    2,697     $    2,364

Denominator:
     Basic weighted average shares                    5,925,735      5,925,735      5,925,735      5,925,735
     Effect of dilutive stock options                         -         33,695              -         22,601
                                                     ----------     ----------     ----------     ----------
     Diluted weighted average shares                  5,925,735      5,959,430      5,925,735      5,948,336
                                                     ==========     ==========     ==========     ==========

     Basic earnings per share                        $     0.23     $     0.21     $     0.46     $     0.40
                                                     ==========     ==========     ==========     ==========
     Diluted earnings per share                      $     0.23     $     0.21     $     0.46     $     0.40
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

         On June 1, 2000, the Company acquired certain assets of Best Value Rentals of Erie, Inc., a Pennsylvania competitor, for approximately $0.3 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of acquisition. Goodwill of $0.1 million is being amortized on a straight-line basis over twenty years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise and a non-compete agreement.

4.  Subsequent Event

         On July 1, 2000, the Company acquired certain assets of Rental Corp. of America for approximately $2.6 million in cash. The acquisition will be accounted for as a purchase with the acquired assets recorded at their estimated fair values on the date of acquisition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At June 30, 2000 the Company operated 101 rental-purchase stores in eleven states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

         During the second quarter, the Company opened six new stores, all in new markets.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenue.

                                                   FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                   --------------------------  ------------------------
                                                              JUNE 30,            JUNE 30,
                                                              --------            --------
                                                         2000       1999       2000       1999
                                                         ----       ----       ----       ----
STATEMENT OF INCOME DATA:
Revenues
     Rental revenue                                      94.3%      93.8%      93.3%      93.4%
     Fees                                                 3.1        3.4        3.1        3.3
     Merchandise sales                                    2.6        2.8        3.6        3.3
                                                         ----       ----       ----       ----
               Total revenues                           100.0      100.0      100.0      100.0
Operating expenses
     Merchandise costs                                   32.1       32.8       32.7       33.1
     Store expenses
          Salaries and related                           23.3       22.8       23.1       22.7
          Occupancy                                       7.6        7.2        7.4        7.4
          Advertising                                     4.5        5.1        4.6        5.0
          Other expenses                                 12.6       12.4       12.7       12.3
                                                         ----       ----       ----       ----
               Total store expenses                      48.0       47.5       47.8       47.4
                                                         ----       ----       ----       ----
               Total  merchandise costs and store        80.1       80.3       80.5       80.5
     General and administrative expenses                  7.7        7.0        7.4        7.1
     Amortization                                         0.5        0.6        0.6        0.5
                                                         ----       ----       ----       ----
               Total operating expenses                  88.3       87.9       88.5       88.1
                                                         ----       ----       ----       ----
               Operating income                          11.7       12.1       11.5       11.9
Interest expense                                          0.9        1.0        0.9        0.8
Other expense, net                                        0.5        0.8        0.4        0.7
                                                         ----       ----       ----       ----
     Income before income taxes                          10.3       10.3       10.2       10.4
Income taxes                                              4.2        4.3        4.2        4.3
                                                         ----       ----       ----       ----
     Net income                                           6.1%       6.0%       6.0%       6.1%
                                                         ====       ====       ====       ====



COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                  For the three months ended June 30, 2000, total revenues increased to $22.4 million from $20.4 million, an increase of 10.0% over the comparable 1999 period. The inclusion of a full three months' results from the eight stores opened in the last three quarters of 1999 accounted for 51.4% of the Company's total increase in revenue or $1.1 million. Revenue from comparable stores (stores in operation on April 1, 1999) accounted for 36.5% of the increase, or $0.7 million, primarily as a result of the growth of stores opened in 1998 and, to a lesser degree, the 13 stores acquired in 1999 and an increase in revenue collected per unit. Revenue from comparable stores increased to $21.0 million from $20.3 million, an increase of 3.7% over the comparable 1999 period. Revenue from the nine stores opened in 2000 accounted for 12.1% of the total increase in revenue, or $0.2 million.

          For the three months ended June 30, 2000, merchandise costs increased to $7.2 million from $6.7 million, an increase of 7.4% over the comparable 1999 period, but as a percentage of total revenues, decreased to 32.1% from 32.8%. The dollar increase in costs was primarily due to merchandise costs associated with stores opened in 1999 and 1998. The percentage decrease is a result of improved pricing, primarily of pre-rented merchandise, as well as an increase in the rentals of higher margin merchandise.

         For the three months ended June 30, 2000, total store expenses increased to $10.8 million from $9.7 million, an increase of 11.1% over the comparable 1999 period. The increase in total store expenses was primarily due to the inclusion of a full three months' results from the eight stores opened in the last three quarters of 1999. This increase accounted for 53.6% of the total increase, or $0.6 million. Store expenses of the nine stores opened in 2000 accounted for 42.1% of the increase, or $0.5 million. As a percentage of total revenues, total store expenses increased to 48.0% from 47.5%. The percentage increase was directly related to the increased number of new store openings in 2000 compared to 1999. The Company opened nine new stores in the first six months of 2000 compared to only five in the comparable 1999 period. In addition, due to the opening of five stores during the third and fourth quarters of 1999, the store expenses of the 1999 stores as a group remain high as a percentage of revenue. Salaries and related expenses increased as a percentage of revenue to 23.3% from 22.8% mainly from stores opened in 1999 and 2000, and to a lesser degree, a slight increase in salaries of comparable stores. Occupancy increased as a percentage of revenue to 7.6% from 7.2% mainly from stores opened in 1999 and 2000. Advertising decreased as a percentage of revenue to 4.5% from 5.1% due to management's decision to reduce advertising costs and from economics of scale realized from acquiring and opening stores in existing markets. Other expenses increased as a percentage of revenue to 12.6% from 12.4% also from stores opened in 1999 and 2000.

         For the three months ended June 30, 2000, general and administrative expenses increased to $1.7 million from $1.4 million, an increase of 20.5% over the comparable 1999 period and as a percentage of total revenues increased to 7.7% from 7.0%. The increase was primarily due to the addition of three regional managers, additional corporate personnel as well as training costs associated with the Company's growth of nearly 60% in store-fronts since 1998.

         For the three months ended June 30, 2000, operating income increased to $2.6 million from $2.5 million, an increase of 6.3% over the comparable 1999 period. The increase is attributed to the increased profitability of comparable stores primarily due to the growth of stores opened in 1999 and 1998 as well as improved margins on rental merchandise. As a percentage of total revenues, operating income decreased slightly to 11.7% from 12.1% due to the number and timing of new store openings in 1999 and 2000 and increased general and administrative expenses.

         For the three months ended June 30, 2000, the Company's effective tax rate decreased to 41.0% from 41.5% due to lower effective state tax rates.

         For the three months ended June 30, 2000, net income increased to $1.4 million from $1.2 million, an increase of 10.2% over the comparable 1999 period, and as a percentage of total revenues increased to 6.1% from 6.0% due to the factors discussed above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         For the six months ended June 30, 2000, total revenues increased to $44.8 million from $38.6 million, an increase of 16.1% over the comparable 1999 period. Revenue from the nine stores opened in 1999 accounted for 34.6% of the increase, or $2.2 million. The inclusion of a full six months' results from the 13 stores acquired during the first quarter of 1999 accounted for 31.2% of the Company's total increase in revenue or $1.9 million. Revenue from comparable stores (stores in operation on January 1, 1999) accounted for 29.6% of the increase, or $1.8 million, primarily as a result of the growth of stores opened in 1998 and an increase in revenue collected per unit. Revenue from the comparable stores increased to $36.9 million from $35.1 million, an increase of 5.3% over the comparable 1999 period. Revenue from the nine stores opened in 2000 accounted for 4.6% of the total increase in revenue, or $0.3 million.

          For the six months ended June 30, 2000, merchandise costs increased to $14.7 million from $12.8 million, an increase of 14.7% over the comparable 1999 period primarily due to merchandise costs associated with stores opened and acquired in 1999 and 1998. As a percentage of total revenues, merchandise costs decreased to 32.7% from 33.1% as a result of improved pricing, primarily of pre-rented merchandise, as well as an increase in the rentals of higher margin merchandise.

         For the six months ended June 30, 2000, total store expenses increased to $21.4 million from $18.3 million, an increase 17.1% over the comparable 1999 period. The increase in total store expenses was primarily due to the inclusion of a full six months' results from the 13 stores acquired in the first quarter of 1999 and from the nine stores added in 1999. This increase accounted for 70.7% of the total increase, or $2.2 million. Store expenses from the nine stores opened in 2000 accounted for 19.5% of the increase, or $0.6 million. Store expenses of comparable stores accounted for 9.8% of the increase, or $0.3 million. As a percentage of total revenues, total store expenses increased to 47.8% from 47.4% due to the number and timing of new store openings in 1999 and

2000. During the first six months of 2000 we opened nine stores compared to only five in the comparable 1999 period amounting to higher new store losses in aggregate in both dollars and as a percentage of revenue. Total store expenses of comparable stores, however, decreased as a percentage of revenue to 44.9% from 46.4% primarily from the growth and profitability of stores opened in 1998. Advertising decreased as a percentage of revenue to 4.6% from 5.0% because of management's decision to reduce adverting costs and from economics of scale realized from acquiring and opening stores in existing markets.

         For the six months ended June 30, 2000, general and administrative expenses increased to $3.3 million from $2.7 million, an increase of 21.8% over the comparable 1999 period and as a percentage of total revenues increased to 7.4% from 7.1%. The increase was primarily due to the addition of three regional managers, an increase in costs associated with the Company's training programs and additional corporate personnel, all of which were necessitated by the Company's current and anticipated growth.

         For the six months ended June 30, 2000, amortization of goodwill and non-compete agreements relating to store acquisitions increased to $266,000 from $182,000 in the comparable 1999 period. The increase was due to the inclusion of a full six months' amortization relating to the acquisitions made in the first quarter of 1999.

         For the six months ended June 30, 2000, operating income increased to $5.2 million from $4.6 million, an increase of 11.8% over the comparable 1999 period. The increase is attributed to the increased profitability of comparable stores, primarily from the growth of stores opened in 1998, and a full six months' operating income from the 13 stores acquired in the first quarter of 1999. As a percentage of total revenues, operating income decreased slightly to 11.5% from 11.9% due the number and timing of new store openings in 1999 and 2000 and increased general and administrative expenses.

         For the six months ended June 30, 2000, interest expense increased to $395,000 from $300,000 in the comparable 1999 period. The increase was due to the inclusion of six months of interest expense attributable to the indebtedness related to the Blue Ribbon acquisition on March 1, 1999.

         For the six months ended June 30, 2000, the Company's effective tax rate decreased to 41.0% from 41.5% due to lower effective state tax rates.

         For the six months ended June 30, 2000, net income increased to $2.7 million from $2.4 million, an increase of 14.1% over the comparable 1999 period, and as a percentage of total revenues decreased to 6.0% from 6.1% due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. For the six months ended June 30, 2000 and 1999, purchases of rental merchandise (excluding acquisitions) amounted to $15.2 million and $13.9 million, respectively. The increase is attributable to the nine stores opened in 2000, the inclusion of a full six months of operations of stores acquired in the first quarter of 1999 and the growth of the nine stores opened in 1999.

        For the six months ended June 30, 2000, cash provided by operating activities decreased to $2.7 million from $3.8 million for the comparable 1999 period. The decrease was due to an increase in inventory and decreases in accounts payable and accrued expenses. Cash used in investing activities decreased to $1.7 million from $12.7 million. The amount for 1999 includes the acquisition of 19 stores from Rental Mart and Blue Ribbon. Cash used in financing activities was $1.2 million as compared to cash provided by financing activities in the comparable 1999 period of $9.7 million. Borrowings under the Company's revolving loan agreement financed the two 1999 acquisitions.

        The Company currently has a $16.0 million Credit Facility (the "Credit Facility") with a maturity date of March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company's Credit Facility as of

August 11, 2000 was approximately $5.0 million.

        The Company plans to open an additional 2 stores during the remainder of the year and to increase the number of new store openings thereafter. The Company further believes that it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, seek to obtain additional debt or equity financing, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.



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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's annual meeting of shareholders was held on May 4, 2000.

     (b) At the annual meeting, the Company's shareholders elected Wayland J. Russell, Lawrence S. Hendricks, Michael J. Viveiros, Brian L. Burton and Ivan J. Winfield, as directors for a one-year term which expires at the annual meeting of shareholders in 2001.

         The following tabulation represents voting for the Directors:

                                           For              Withheld Authority
                                           ---              ------------------
          Wayland J. Russell            5,423,524                  61,572
          Lawrence S. Hendricks         5,474,896                  10,200
          Michael J. Viveiros           5,474,896                  10,200
          Brian L. Burton               5,475,096                  10,000
          Ivan J. Winfield              5,475,096                  10,000

     (c) At the annual meeting, the Company's shareholders ratified the appointment of KPMG LLP as auditors of the Company for 2000. The holders of 5,485,096 shares of Common Stock voted to ratify the appointment. No shares were voted against the ratification and no shares abstained.


ITEM 6.  EXHIBITS

A.       Exhibit No.
         -----------

         27.1              Financial Data Schedule


B.       Reports on Form 8-K
         -------------------

         NONE

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAINBOW RENTALS, INC.
                                      (Registrant)


                                      /e/ WAYLAND J. RUSSELL
                                      -----------------------------------------
                                      Wayland J. Russell, Chairman and
                                      Chief Executive Officer


                                      /e/ MICHAEL A. PECCHIA
                                      -----------------------------------------
                                      Michael A. Pecchia,
                                      Chief Financial Officer

Date: August 14, 2000