Form 10-Q
period 2000-09-30
RAINBOW RENTALS INC
filed 2000-11-14
CIK 1058441

                      Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-24333

                              RAINBOW RENTALS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                              34-1512520
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             3711 Starr Centre Drive
                              Canfield, Ohio 44406
                         -----------------------------
                    (Address of principal executive offices)

                                  330-533-5363
                              --------------------
                         (Registrant's telephone number)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 5,925,735

                              RAINBOW RENTALS, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                             PAGE NO.
                                                                           --------
         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   Condensed Consolidated Balance Sheets as of                3
                   September 30, 2000 and December 31, 1999

                   Condensed Consolidated Statements of Income - for the
                   three and nine months ended September 30, 2000
                   and 1999                                                   4

                   Condensed Consolidated Statements of
                   Shareholders' Equity as of September 30, 2000 and
                   December 31, 1999 and 1998                                 5

                   Condensed Consolidated Statements of Cash Flows -
                   for the nine months ended September 30, 2000 and 1999      6

                   Notes to Condensed Consolidated Financial Statements       7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS                8

PART II  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                            13

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               2000           1999
                                                                             --------       --------
                                                                           (UNAUDITED)
                                     ASSETS
Current assets
     Cash                                                                    $     --       $    440
     Rental-purchase merchandise, net                                          34,571         33,042
     Income tax receivable                                                        251             --
     Prepaid expenses and other current assets                                  1,328          1,423
                                                                             --------       --------
          Total current assets                                                 36,150         34,905
Property and equipment, net                                                     5,416          4,352
Deferred income taxes                                                           1,462          1,312
Goodwill, net                                                                  10,104          8,205
Other assets, net                                                               1,474          1,550
                                                                             --------       --------
          Total assets                                                       $ 54,606       $ 50,324
                                                                             ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current installments of obligations under capital leases                $     --       $     21
     Accounts payable                                                           2,440          1,679
     Accrued income taxes                                                          --            432
     Accrued compensation and related costs                                     1,253          1,622
     Other liabilities and accrued expenses                                     1,388          1,510
     Deferred income taxes                                                      3,273          2,673
                                                                             --------       --------
          Total current liabilities                                             8,354          7,937
Long-term debt                                                                 11,090         10,398
Obligations under capital leases, excluding current installments                   --            103
                                                                             --------       --------
          Total liabilities                                                    19,444         18,438
Shareholders' equity
     Serial preferred stock, no par value; 2,000,000 shares authorized,
          none issued                                                              --             --
     Common stock, no par value; 10,000,000 shares authorized,
          6,392,610 issued and 5,925,735 outstanding                           11,039         11,039
     Retained earnings                                                         26,030         22,754
     Treasury stock, 466,875 common shares at cost                             (1,907)        (1,907)
                                                                             --------       --------
          Total shareholders' equity                                           35,162         31,886
                                                                             --------       --------
          Total liabilities and shareholders' equity                         $ 54,606       $ 50,324
                                                                             ========       ========



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                       2000          1999              2000           1999
                                                       ----          ----              ----           ----
                                                            (UNAUDITED)                      (UNAUDITED)
                                                   -------------------------       --------------------------
Revenues
     Rental revenue                                $   22,096      $   19,150      $   63,959      $   55,205
     Fees                                                 762             671           2,126           1,952
     Merchandise sales                                    669             490           2,290           1,770
                                                   ----------      ----------      ----------      ----------
                  Total revenues                       23,527          20,311          68,375          58,927
Operating expenses
     Merchandise costs                                  7,851           6,765          22,531          19,560
     Store expenses
          Salaries and related                          5,948           4,537          16,298          13,298
          Occupancy                                     2,071           1,510           5,402           4,367
          Advertising                                   1,059             814           3,121           2,730
          Other expenses                                3,195           2,831           8,868           7,587
                                                   ----------      ----------      ----------      ----------
                  Total store expenses                 12,273           9,692          33,689          27,982
                                                   ----------      ----------      ----------      ----------
                  Total merchandise costs and
                  store expense                        20,124          16,457          56,220          47,542
     General and administrative expenses                1,874           1,390           5,203           4,125
     Amortization                                         172             130             438             312
                                                   ----------      ----------      ----------      ----------
                  Total operating expenses             22,170          17,977          61,861          51,979
                                                    ----------      ----------      ----------      ----------
                 Operating income                       1,357           2,334           6,514           6,948
Interest expense                                          266             191             662             491
Other expense, net                                        105              47             299             319
                                                   ----------      ----------      ----------      ----------
                  Income before income taxes              986           2,096           5,553           6,138
Income taxes                                              407             869           2,277           2,547
                                                   ----------      ----------      ----------      ----------
                  Net income                       $      579      $    1,227      $    3,276      $    3,591
                                                   ==========      ==========      ==========      ==========
EARNINGS PER COMMON SHARE:
     Basic earnings per share                      $     0.10      $     0.21      $     0.55      $     0.61
                                                   ==========      ==========      ==========      ==========
     Diluted earnings per share                    $     0.10      $     0.21      $     0.55      $     0.60
                                                   ==========      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                          5,925,735       5,925,735       5,925,735       5,925,735
                                                   ----------      ----------      ----------      ----------
     Diluted                                        5,969,609       5,935,861       5,935,846       5,944,289
                                                   ==========      ==========      ==========      ==========




See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                         COMMON STOCK                                             TOTAL
                                         ------------             RETAINED       TREASURY      SHAREHOLDERS'
                                     NUMBER          COST         EARNINGS        STOCK           EQUITY
                                   ---------      ---------      ---------      ---------       ---------
Balance at December 31, 1998       5,925,735         11,039         17,706         (1,907)         26,838
      Net income                          --             --          5,048             --           5,048
                                   ---------      ---------      ---------      ---------       ---------
Balance at December 31, 1999       5,925,735         11,039         22,754         (1,907)         31,886
      Net income                          --             --          3,276             --           3,276
                                   ---------      ---------      ---------      ---------       ---------
Balance at September 30, 2000
     (unaudited)                   5,925,735      $  11,039      $  26,030      $  (1,907)      $  35,162
                                   =========      =========      =========      =========       =========



See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           2000          1999
                                                                           ----          ----
                                                                       (UNAUDITED)     (UNAUDITED)
                                                                       -----------     -----------

Cash flows from operating activities
     Net income                                                          $  3,276       $  3,591
     Reconciliation of net income to net cash provided by operating activities
         Depreciation of property and equipment and
              amortization of intangibles                                   1,971          1,812
         Depreciation of rental-purchase merchandise                       18,146         15,871
         Deferred income taxes                                                450            500
         Gain on disposal of property and equipment                          (115)          (101)
         Purchases of rental-purchase merchandise                         (22,759)       (20,957)
         Rental-purchase merchandise disposed, net                          4,416          3,854
         (Increase) decrease in
              Income tax receivable                                          (251)            --
              Prepaid expenses and other current assets                        95         (1,126)
         Increase (decrease) in
              Accounts payable                                                399          1,312
              Accrued income taxes                                           (432)            84
              Accrued compensation and related costs                         (369)           518
              Other liabilities and accrued expenses                         (122)           (72)
                                                                         --------       --------
                 Net cash provided by operating activities                  4,705          5,286
                                                                         --------       --------

Cash flows from investing activities
     Purchase of property and equipment, net                               (2,118)        (1,778)
     Proceeds on the sale of property and equipment                           141            231
     Acquisitions                                                          (3,736)       (11,687)
                                                                         --------       --------
                 Net cash used in investing activities                     (5,713)       (13,234)
                                                                         --------       --------

Cash flows from financing activities
     Proceeds from long-term debt borrowings                               23,542         29,330
     Current installments and repayments of long-term debt                (22,850)       (21,122)
     Loan origination fees paid                                                --            (37)
     Principal payments under capital lease obligations                      (124)           (50)
                                                                         --------       --------
                 Net cash provided by financing activities                    569          8,121
                                                                         --------       --------
Net increase (decrease) in cash                                              (440)           173
Cash at beginning of period                                                   440             --
                                                                         --------       --------
Cash at end of period                                                    $     --       $    173
                                                                         ========       ========

Supplemental cash flow information:
     Net cash paid during the period for
         Interest                                                        $    651       $    971
         Income taxes                                                       2,600            950


See accompanying notes to condensed consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  Basis of Presentation

         Rainbow Rentals, Inc. (Company) is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. The Company operates 110 rental-purchase stores in 11 states: Connecticut, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company's corporate headquarters are located in Canfield, Ohio.

         The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report for fiscal year ended December 31, 1999.


2.  Earnings Per Share

         Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

         The following table shows the amounts used in computing earnings per share.

                                                      For the three months ended    For the nine months ended
                                                              September 30,                  September 30,
                                                        2000               1999          2000           1999
                                                        ----               ----          ----           ----
Numerator:
     Net income available to common shareholders      $      579      $    1,227      $    3,276      $    3,591

Denominator:
     Basic weighted average shares                     5,925,735       5,925,735       5,925,735       5,925,735
     Effect of dilutive stock options                     43,874          10,126          10,111          18,554
                                                      ----------      ----------      ----------      ----------
     Diluted weighted average shares                   5,969,609       5,935,861       5,935,846       5,944,289
                                                      ==========      ==========      ==========      ==========
     Basic earnings per share                         $     0.10      $     0.21      $     0.55      $     0.61
                                                      ==========      ==========      ==========      ==========
     Diluted earnings per share                       $     0.10      $     0.21      $     0.55      $     0.60
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

         On July 1, 2000, the Company acquired certain assets and assumed certain liabilities of Rental Corp. of America for approximately $2.6 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets and liabilities were recorded at their estimated fair value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill" of $1.6 million) is being amortized on a straight-line basis over twenty years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise of $1.0 million, property and equipment of $0.2 million and a non-compete agreement of $0.2 million.

         On August 1, 2000, the Company acquired certain assets of NDM Enterprises, Inc. for approximately $0.8 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill" of $0.4 million) is being amortized on a straight-line basis over twenty years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise of $0.3 million and a non-compete agreement of $0.1 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At September 30, 2000 the Company operated 110 rental-purchase stores in 11 states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

         During the third quarter, the Company completed two acquisitions which added seven store locations in Virginia and South Carolina. On July 1, 2000, the Company purchased from Rental Corp. of America the assets of nine stores located in Virginia. Following the acquisition, four of the stores were consolidated into existing Company locations. On August 1, 2000, the Company purchased from NDM Enterprises, Inc. the assets of three stores located in South Carolina. Following the acquisition, one of the stores was consolidated into an existing Company location. In addition to the two acquisitions, the Company opened two new stores, both in existing markets.

         The number and timing of new store openings have a dramatic impact on the comparability of financial results. The Company opened 11 new stores in the first nine months of 2000 compared to only seven in the comparable 1999 period. The results for the third quarter of 2000 reflect approximately 29 new store months compared to only 15 in 1999 resulting in higher new store losses in aggregate. In addition, due to five of the seven stores opening after the first half of 1999, the expenses of the 1999 stores as a group remain high as a percentage of revenue.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenue.

                                                     FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                           -------------                -------------
                                                         2000        1999            2000       1999
                                                         -----      -----            -----      -----
STATEMENT OF INCOME DATA:
Revenues
     Rental revenue                                       93.9 %     94.3 %           93.5 %     93.7 %
     Fees                                                  3.2        3.3              3.1        3.3
     Merchandise sales                                     2.9        2.4              3.4        3.0
                                                         -----      -----            -----      -----
               Total  revenues                           100.0      100.0            100.0      100.0

Operating expenses
     Merchandise costs                                    33.4       33.3             33.0       33.2
     Store expenses
          Salaries and related                            25.3       22.4             23.8       22.6
          Occupancy                                        8.8        7.4              7.9        7.4
          Advertising                                      4.5        4.0              4.6        4.6
          Other expenses                                  13.5       13.9             13.0       12.9
                                                         -----      -----            -----      -----
               Total store expenses                       52.1       47.7             49.3       47.5
                                                         -----      -----            -----      -----
               Total  merchandise costs and store
                  expenses                                85.5       81.0             82.3       80.7

     General and administrative expenses                   8.0        6.8              7.6        7.0
     Amortization                                          0.7        0.7              0.6        0.5
                                                         -----      -----            -----      -----
               Total operating expenses                   94.2       88.5             90.5       88.2
                                                         -----      -----            -----      -----
               Operating income                            5.8       11.5              9.5       11.8
Interest expense                                           1.1        0.9              1.0        0.8
Other expense, net                                         0.5        0.3              0.4        0.6
                                                         -----      -----            -----      -----
     Income before income taxes                            4.2       10.3              8.1       10.4
Income taxes                                               1.7        4.3              3.3        4.3
                                                         -----      -----            -----      -----
     Net income                                            2.5%       6.0%             4.8%       6.1%
                                                         =====     ======            =====      ======

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          For the three months ended September 30, 2000, total revenues increased to $23.5 million from $20.3 million, an increase of 15.8% over the comparable 1999 period. Revenue from comparable stores (stores in operation on July 1, 1999) accounted for 30.7% of the Company's total increase in revenue, or $1.0 million, primarily as a result of the growth of the stores opened in 1998 and in the first half of 1999 and an increase in the average price per unit. Revenue from comparable stores increased to $21.3 million from $20.3 million, an increase of 4.9% over the comparable 1999 period. Revenues from the seven stores acquired during the quarter totaled $0.9 million and accounted for 29.4% of the increase. Revenue from the eleven stores opened in 2000 accounted for 21.6% of the increase, or $0.7 million. The inclusion of a full three months' results from the four stores opened in the last half of 1999 accounted for 18.3% of the increase, or $0.6 million.

          For the three months ended September 30, 2000, merchandise costs increased to $7.9 million from $6.8 million, an increase of 16.1% over the comparable 1999 period. The increase in costs was primarily due to merchandise costs associated with stores opened and acquired in 2000 and 1999. As a percentage of total revenues, merchandise costs increased slightly to 33.4% from 33.3%.

          For the three months ended September 30, 2000, total store expenses increased to $12.3 million from $9.7 million, an increase of 26.6% over the comparable 1999 period. The increase in total store expenses was primarily from the stores opened and acquired in 2000. Store expenses of the 18 stores opened and acquired in 2000 accounted for 60.3% of the increase, or $1.6 million. Store expenses of comparable stores increased to $10.3 million from $9.6 million, an increase of 6.8% over the comparable 1999 period. The increase was mainly due to store expenses related to the growth of stores opened in the first half of 1999 and 1998 as well as an increase in salaries and group insurance for stores opened prior to 1998. As a percentage of total revenues, total store expenses increased to 52.1% from 47.7%. The percentage increase was primarily related to the increased number of new store openings in 2000 compared to 1999. Also contributing to the percentage increase were expenses of the stores acquired during the third quarter, which totaled $0.9 million and 92.3% of its revenues. The high percentage was a result of leveraging the Company's operations expense structure over a much smaller acquired-store revenue base.

         For the three months ended September 30, 2000, general and administrative expenses increased to $1.9 million from $1.4 million, an increase of 34.8% over the comparable 1999 period and as a percentage of total revenues increased to 8.0% from 6.8%. The increase was primarily due to the addition of three regional managers, additional corporate personnel as well as training costs associated with the Company's growth of nearly 60% in store-fronts since 1998.
         For the three months ended September 30, 2000, operating income decreased to $1.4 million from $2.3 million, a decrease of 41.8% over the comparable 1999 period and, as a percentage of total revenues, decreased to 5.8% from 11.5%. The decrease is attributable to the factors discussed above.

          For the three months ended September 30, 2000, interest expense increased to $0.3 million from $0.2 million in the comparable 1999 period. The increase was attributable to the increased indebtedness related to acquisitions made in the third quarter of 2000.

         For the three months ended September 30, 2000, the Company's effective tax rate decreased to 41.0% from 41.5% due to lower effective state tax rates.

         For the three months ended September 30, 2000, net income decreased to $0.6 million from $1.2 million, a decrease of 52.8% over the comparable 1999 period, and as a percentage of total revenues decreased to 2.5% from 6.0% due to the factors discussed above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          For the nine months ended September 30, 2000, total revenues increased to $68.4 million from $59.0 million, an increase of 16.0% over the comparable 1999 period. Revenue from the nine stores opened in 1999 accounted for 33.4% of the increase, or $3.2 million. Revenue from comparable stores (stores in operation on January 1, 1999) accounted for 24.6% of the increase, or $2.3 million, primarily as a result of the growth of stores opened in 1998 and an increase in the average price per unit. Revenue from the comparable stores increased to $54.9 million from $52.6 million, an increase of 4.4% over the comparable 1999 period. The inclusion of a full nine months' results from the 13 stores acquired during the first quarter of 1999 accounted for 21.7% of the Company's total increase in revenue or $2.0 million. Revenue from the 18 stores opened and acquired in 2000 accounted for 20.3% of the total increase in revenue, or $1.9 million.

          For the nine months ended September 30, 2000, merchandise costs increased to $22.5 million from $19.6 million, an increase of 15.2% over the comparable 1999 period primarily due to merchandise costs associated with stores opened and acquired in 1998, 1999 and 2000. As a percentage of total revenues, merchandise costs decreased to 33.0% from 33.2% as a result of improved pricing, primarily of pre-rented merchandise, as well as an increase in the rentals of higher margin merchandise.

          For the nine months ended September 30, 2000, total store expenses increased to $33.7 million from $28.0 million, an increase of 20.4% over the comparable 1999 period. The increase in total store expenses was primarily due to the inclusion of a full nine months' results from the 13 stores acquired in the first quarter of 1999 and from the nine stores added in 1999. This increase accounted for 50.9% of the total increase, or $2.9 million. Store expenses from the 18 stores opened and acquired in 2000 accounted for 37.8% of the increase, or $2.2 million. Store expenses of comparable stores accounted for 11.3% of the increase, or $0.6 million. As a percentage of total revenues, total store expenses increased to 49.3% from 47.5% mainly due to the number and timing of new store openings in 1999 and 2000 and to a lesser extent, the seven stores acquired in the third quarter of 2000. Total store expenses of comparable stores, however, decreased as a percentage of revenue to 45.4% from 46.2% primarily from the growth and profitability of stores opened in 1998. Salaries and related expenses increased as a percentage of revenue to 23.8% from 22.6%. In addition to the increase from the timing of new store openings in 1999 and 2000 and the 2000 acquisitions, salaries and related expenses of comparable stores increased as a percentage of revenue to 22.4% from 21.9% due to increased turnover.

         For the nine months ended September 30, 2000, general and administrative expenses increased to $5.2 million from $4.1 million, an increase of 26.1% over the comparable 1999 period and as a percentage of total revenues increased to 7.6% from 7.0%. The increase was primarily due to the expansion of the regional management team and other corporate personnel and increases in training costs and travel expenses, all of which were necessitated by the Company's current and anticipated growth.

         For the nine months ended September 30, 2000, operating income decreased to $6.5 million from $6.9 million, a decrease of 6.2% over the comparable 1999 period and, as a percentage of total revenues, decreased to 9.5% from

11.8% due to the factors discussed above.

          For the nine months ended September 30, 2000, interest expense increased to $0.7 million from $0.5 million in the comparable 1999 period. The increase was due to the inclusion of nine months of interest expense attributable to the indebtedness related to the Blue Ribbon acquisition on March 1, 1999 and, to a lesser extent, interest expense from the indebtedness related to acquisitions made in the third quarter of 2000.

         For the nine months ended September 30, 2000, the Company's effective tax rate decreased to 41.0% from 41.5% due to lower effective state tax rates.

         For the nine months ended September 30, 2000, net income decreased to $3.3 million from $3.6 million, a decrease of 8.8% over the comparable 1999 period, and as a percentage of total revenues decreased to 4.8% from 6.1% due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. For the nine months ended September 30, 2000 and 1999, purchases of rental merchandise (excluding acquisitions) amounted to $22.8 million and $21.0 million, respectively. The increase is attributable to the stores opened and acquired in 1999 and 2000.

        For the nine months ended September 30, 2000, cash provided by operating activities decreased to $4.7 million from $5.3 million for the comparable 1999 period. The decrease was due to an increase in inventory and decreases in accrued expenses. Cash used in investing activities decreased to $5.7 million from $13.2 million due to larger acquisitions made in 1999. Cash provided by financing activities decreased to $0.6 million from $8.1 million for the comparable 1999 period.

        The Company currently has a $16.0 million Credit Facility (the "Credit Facility") with a maturity date of March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company's Credit Facility as of November 13, 2000 was approximately $5.0 million.

        The Company plans to open approximately 12 new stores in 2001, beginning late in the first quarter. The Company further believes that it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, seek to obtain additional debt or equity financing, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

ACCOUNTING PRONOUNCEMENT

        In December 1999, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". SAB 101 does not change existing accounting literature on revenue recognition, but rather explains the SEC staff's general framework for revenue recognition. The Company is currently evaluating the impact, if any, on the Registrant's results of operations. The Company does not believe that the adoption of SAB 101 will have a material impact on the current manner in which the Company recognizes revenue.

FORWARD- LOOKING STATEMENTS

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, (i) the ability of the Company to execute effectively its expansion program and (ii) changes in the government's regulation of the industry. The Company undertakes no obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise. There can be no assurance that the events described in these forward-looking statements will occur. For further information, please refer to the Company's filings with the Securities and Exchange Commission, including specifically the Risk Factors contained in the Company's prospectus dated June 4, 1998.

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

                                      RAINBOW RENTALS, INC.
                                      (Registrant)


                                      /e/ WAYLAND J. RUSSELL
                                      -------------------------------------
                                      Wayland J. Russell, Chairman and
                                      Chief Executive Officer


                                      /e/ MICHAEL A. PECCHIA
                                      ----------------------
                                      Michael A. Pecchia,
                                      Chief Financial Officer

Date: November 14, 2000