Form 10-K
period 2000-12-31
RAINBOW RENTALS INC
filed 2001-04-02
CIK 1058441

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-24333
                              RAINBOW RENTALS, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                              34-1512520
--------------------------------------                       ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                             3711 STARR CENTRE DRIVE
                              CANFIELD, OHIO 44406
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                  330-533-5363
                                -----------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $15,817,813 at March 19, 2001. The number of common shares outstanding at March 19, 2001 was 5,925,735.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be mailed to shareholders in connection with the registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-13.

                              RAINBOW RENTALS, INC.

                                      INDEX

                                     PART I

Item 1.    Business                                                                                                 3
Item 2.    Properties                                                                                               9
Item 3.    Legal Proceedings                                                                                        9
Item 4.    Submission of Matters to a Vote of Security Holders                                                     10
Item 4a.   Directors and Executive Officers                                                                        10


                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                                    11
Item 6.    Selected Financial Data                                                                                 12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                   13
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                                              19
Item 8.    Financial Statements and Supplementary Data                                                             19
Item 9.    Changes in Disagreements with Accountants on Accounting and Financial Disclosure                        19



                                    PART III

Item 10.   Directors and Executive Officers of the Company                                                         20
Item 11.   Executive Compensation                                                                                  20
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                          20
Item 13.   Certain Relationships and Related Transactions                                                          20


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                         20

                                     PART I
ITEM 1. BUSINESS

GENERAL

         Founded in 1986 with six stores, the Company currently operates 112 rental-purchase stores under the Rainbow Rentals trade name in Connecticut, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company has opened 84 of its 112 current locations, with the balance of the additional locations having been acquired. The Company offers quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation and also have the option to purchase the merchandise at any time during the rental term.

         During 2000, the Company opened a total of eleven new stores. Of the stores opened in 2000, all but one were in new markets including three in North Carolina and five in Virginia. In addition, the Company completed two acquisitions, netting an additional seven stores, and two acquisitions of rental-purchase merchandise and rental-purchase agreements, for an aggregate purchase price of $3.7 million.

INDUSTRY OVERVIEW

         The rental-purchase industry provides an alternative to traditional retail installment sales, appealing to individuals with poor or limited credit histories and to individuals with an aversion to debt. Rental-purchase programs permit customers to have immediate possession of products without the assumption of debt. In addition, the industry serves customers having short-term needs or seeking to try products, such as computers, before committing to purchase them. Rental-purchase transactions include delivery and pick-up service and a repair warranty for the rental term. Most rental-purchase transactions are made on a week-to-week or month-to-month basis and provide customers with the opportunity for outright ownership if the merchandise is rented for a continuous term, generally 12 to 24 months. Customers may cancel agreements at any time without further obligation by returning the merchandise or requesting its pick-up by the store. Returned merchandise is held for re-rental or sale. Rental renewal payments are generally made in person, in cash, by check or money order, or by mail.

         The Association of Progressive Rentals Organizations (APRO), the industry's trade association, estimated that the rental-purchase industry generated $5.0 billion in revenues and over 3.1 million customers were served in 1999 (the latest year for which statistics are available). Management believes that the majority of its customers are wage earners with annual household income between $15,000 and $35,000. The U.S. Census Bureau reported that in 1999 there were approximately 28 million households with annual income between $15,000 and $35,000. The rental-purchase industry continues to experience consolidation characterized by large multi-store chains acquiring smaller, highly leveraged operators. More recently the larger companies have begun new store opening programs. The number of stores however, remains unchanged as APRO estimates there were approximately 8,000 stores in operation at December 31, 1999. Management believes the industry's three largest public companies currently operate approximately 3,900 stores or 49% of the total rental-purchase stores in operation.

         Management believes the rental-purchase industry is under-penetrated and is highly fragmented, providing growth opportunities for companies that are well capitalized and have access to both debt and equity capital. Management believes that the number of large acquisition targets has declined, slowing the recent trend of consolidations. As a result, more recently, industry growth has predominantly occurred through new store openings. As large consolidators have begun to concentrate on new store openings, management believes that in addition to capitalizing on its established new store-opening program, there will be greater opportunities for the Company to make acquisitions.

OPERATING STRATEGY

         The Company's operating strategy is to maintain a high Average Monthly Rental Rate (AMRR) on its rental-purchase agreements, a high number of customers per store, and a high level of customer referrals and repeat business, all accompanied by a low level of delinquencies. The Company seeks to achieve these objectives by applying its "More, Better, Different" philosophy to its customers and associates by utilizing the following operating techniques.

                  Customer Service. Management believes the rental-purchase industry is a neighborhood business built on the relationship between the customer and store personnel. Beginning with the store manager and ending with the account manager, the Company's customer service policy is to treat all customers at all times with "Respect and Dignity". Bilingual associates are employed in many stores to serve the needs of Spanish-speaking customers and a toll free customer service hotline is posted in every store to encourage customers to voice their concerns. The Company strives to make the rental-process convenient by enabling customers to initiate transactions over the phone or via the Internet, and once the order is approved, take delivery of the merchandise without coming into the store. In addition, the Company focuses on customer convenience by locating stores on main arteries near national discount retailers or grocery stores and by setting renewal payment dates based on the customer's wage or other income schedule. By not imposing many of the fees that are standard in the industry, the Company enables its customers to afford higher quality merchandise with additional features and benefits.

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

                  Experienced Associates. The Company's operations and profitability are largely dependent on the services of its store-level personnel, senior management and executive officers (collectively, the "associates"). The Company's regional managers and store managers have extensive experience in the industry and have worked with the Company for an average of approximately twelve years and six years, respectively (excluding managers from newly opened and acquired stores). The Company's founding executive officers have worked in the rental-purchase industry for an average of over 20 years and co-founded the Company in 1986. The Company attempts to attract and retain its quality associates through compensation and benefits that meet or exceed industry averages and through various ongoing proprietary training programs. Management believes its associate development programs enhance the Company's operations by ensuring conformity to established operating standards, reducing associate turnover, enhancing associate productivity and improving associate morale.

                  Decentralized Management. The Company's decentralized management approach provides store managers with a significant degree of autonomy and accountability, allowing them to operate their stores much as owners of their own small business. Within guidelines set by the Company, store managers are responsible for developing customer relationships, managing customer service, maintaining appropriate levels, quality and mix of merchandise inventory, meeting operational standards and achieving store profitability benchmarks. Managers are eligible for bonuses equal to as much as 60% of total compensation, based on store operating income. The Company supports its decentralized structure with strong regional supervision, management information systems, operational audit procedures, operating guidelines and experienced associates.

                  As the Company continues to grow, a key element to ensure the quality of its store operations is the Regional Management team. Currently this group consists of 13 former store managers who have been with the Company for an average of 12 years. They generally live within their geographic area to reduce travel time and expense and are tied directly to their region's profitability through incentive based compensation that makes up nearly 50% of their total compensation. Senior management is able to stay in touch with store operations through regular communication with the regional managers by either telephone conferences or quarterly meetings. Management intends on maintaining an average region size of no more than 10 stores.

GROWTH STRATEGY

         The Company's growth strategy is to accelerate its new store-opening program, increase comparable store revenue and profitability and continue to make opportunistic and operationally sound acquisitions.

                  New Store Openings. Beginning with six stores in 1986, the Company has opened 84 of its current 112 store locations and has developed a consistent, replicable model for opening new stores. The Company believes the rental-purchase market is significantly under-penetrated and provides substantial new store expansion potential. The Company currently plans to continue opening new stores in current and new markets within the Midwest, Mid-Atlantic and New England states. The Company believes its model for opening new stores has resulted in more predictable growth and greater operational control than is typically achieved through acquisitions. Because the Company's growth strategy emphasizes internal growth primarily through new store openings, management believes the current state of the industry presents an opportunity for the Company to capitalize on its demonstrated ability to open new stores.

                  Increase Comparable Store Revenue and Profitability. The Company continually strives to increase revenue per store by enhancing individual store operations and offering a new and different product selection. The Company has demonstrated an ability to recognize increasing customer demand for products and to provide such products. For example, the Company recognized its customers' desire for computers and has developed an effective strategy to meet this demand. Accordingly, the Company was the first in the industry to offer computers and remains the leader in this product category generating nearly 20% of its revenue from computer rentals and sales. In addition, the Company is able to achieve increased profitability by leveraging its stores' fixed costs over the higher revenues generated by existing stores and by placing new stores in existing markets.

                  Acquisitions. During 2000, the Company continued to capitalize on the "opportunistic acquisition" segment of its growth strategy. The Company acquired the assets of 12 rental-purchase stores from two competitors in Virginia and South Carolina, which the Company consolidated into seven locations. During the year, the Company also acquired the rental-purchase merchandise and rental-purchase agreements of two other stores in Pennsylvania. Management believes it will have increased opportunities to augment its growth through acquisitions of smaller chains overlooked by the large consolidators.

STORES

         Currently, the Company operates 112 stores in eleven states, as set forth in the following table:

                  Location                                    Number of Stores
                  --------                                    ----------------

Ohio ............................................................   26
Pennsylvania ....................................................   23
Massachusetts ...................................................   11
Virginia ........................................................   10
Connecticut .....................................................    8
Tennessee .......................................................    8
New York ........................................................    7
South Carolina ..................................................    7
Michigan ........................................................    7
North Carolina ..................................................    3
Rhode Island ....................................................    2

The following table sets forth the number of stores opened, acquired and consolidated or closed since the Company commenced operations in 1986. Several stores have been enlarged or relocated.

                                                          YEAR ENDED DECEMBER 31,
                               ------ ------ ------ ------- ------ ------ ------ ----- ------ -------- -----
                               1986   1987   1988    1989   1990   1991   1992   1993  1994    1995    1996
                               ----   ----   ----    ----   ----   ----   ----   ----  ----    ----    ----
Stores open at beginning
     of  period .............    0      6     15      20     24     28     36     38    42      46      51
Stores opened ...............    6      9      5      4       4      8      2     4      4       0      4
Stores acquired .............    0      0      0      0       0      0      0     0      0       7(1)   0
Stores consolidated/closed...    0      0      0      0       0      0      0     0      0       2      0
                                 -      -      -      -       -      -      -     -      -       -      -
Stores open at end of period.    6     15     20      24     28     36     38     42    46      51      55
                                 =     ==     ==      ==     ==     ==     ==     ==    ==      ==      ==
                                                           MARCH
         (Continued)           1997   1998   1999    2000   2001
                               ----   ----   ----    ----   ----
Stores open at beginning
     of  period . . . . . . .   55     62     70      92     110
Stores opened.  . . . . . . .    7      8      9      11       2
Stores acquired.  . . . . . .    0      1     13(2)    7(3)    0
Stores  consolidated/closed .    0      1      0       0       0
                                 -      -      -       -       -
Stores open at end of period    62     70     92     110     112
                                ==     ==     ===    ===     ===

(1) The Company acquired 10 stores and immediately consolidated three into existing Company stores.
(2) The Company acquired 19 stores and consolidated six into existing Company stores.
(3) The Company acquired 12 stores and consolidated five into existing Company stores.

         The Company focuses on internal growth by opening new stores. In investigating a new market, the Company reviews demographic statistics, cost of advertising and the number and nature of competitors. In addition, the Company investigates the regulatory environment of the state in which the new market exists. It is the Company's policy to operate in those states where there is an absence of unfavorable legislation regarding rental-purchase transactions.

         The most critical step in the selection of a new store location is a site inspection. Many factors are reviewed prior to choosing a new store location, including proximity to national discount retailers or grocery stores, traffic patterns and proximity to the Company's other stores. In 2000, the Company hired a Director of Real Estate.

         In order to enhance the early profitability of its new stores, the Company maintains a separate "new store region". Generally, within two years after a store is opened, the store formally joins its geographic region and the regional manager of that particular region assumes oversight of the store.

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

         As of December 31, 2000, rental-purchase agreements for home electronics accounted for approximately 33.8%, furniture accounted for 28.5%, appliances accounted for 21.1%, and computers accounted for 16.6% of the Company's total units on rent. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

RETENTION, TRAINING AND EMPOWERMENT OF ASSOCIATES

         Management believes a key to its success in retaining quality associates is its policy of promoting all of its store managers from within. Excluding managers retained from acquired stores, all current store managers began their careers with the Company as account managers.

         The Company places great importance on training, both in terms of initial training for potential managers and continued education of its current management team. The Company has developed a formal training program that each associate must successfully complete before becoming eligible for promotion to store manager. The training program for potential managers is run by the Company's Vice President of Operations and consists of a six to twelve month program involving formal class training as well on-site store training. In addition, the Company has designated one store as its "training store". All manager trainees spend at least one week under the tutelage of the "training store manager". Also, trainees are sent to various stores to receive a more broad on the job training experience and to assist troubled stores. After an associate becomes a store manager, the training continues. Managers' meetings are conducted twice annually at a central location and all store managers, regional managers, department heads and executive management of the Company are required to attend. At such sessions, prior performance is critiqued, operating procedures are reviewed and revised, new merchandise is showcased and managers receive eight to 10 hours of classroom training in the areas of financial management, product information, inventory management, customer service, credit management, personnel management and other areas of store operations. In addition, the Company recently began holding training sessions for store personnel below the level of manager in areas such as customer service, collection techniques, sales training and safety. The Company also began producing training videos to assist in the on-going training of store associates.

                  The Company believes open communication with regional and store level management is essential to understanding existing markets, increasing associate morale and retaining associates. In order to facilitate open lines of communication, the Company has formed a network of committees, a majority of whose members are store managers. The Company currently has three committees to assist senior management in areas of pricing, product selection, advertising and computer operations. In addition, one committee, comprised of top performing managers, serves as a sounding board for new concepts and innovative operational and sales techniques.

THE RENTAL PROCESS

MARKETING

         The Company uses advertising (primarily direct mail) to introduce and reinforce the benefits of its rental-purchase program to existing and potential customers and to make such customers aware of new products. Substantially all of the advertising is developed and produced by the Company's in-house advertising department. The Company advertises in both English and Spanish. Most of the Company's advertisements encourage customers to "shop by phone" or via the internet and feature the Company's toll-free telephone number and web address. When the toll-free number is dialed, the call is automatically routed to the Company store closest to the source of the call. Each product displayed in the Company's direct mailing piece is numbered for easy reference during telephone orders. Store managers and sales associates are trained to explain the rental-purchase program clearly and to obtain orders over the telephone. The Company initiates a majority of its rental-purchase agreements over the telephone. Several direct marketing tools are also employed to solicit the Company's existing customer base. The Company has developed a preferred customer program, directed at current and past customers. Under this program, special promotions, including significant discounts and new product offerings, are periodically run for these customers to encourage additional rentals.

APPROVAL PROCESS

         The Company does not conduct a formal credit review. The Company's order approval process is designed to verify a customer's stability in his or her community and serves as a successful method of loss prevention. Since merchandise is rented rather than purchased, the Company focuses on a customer's credibility, not the customer's credit history. If a customer does not pay promptly, the rental-purchase merchandise is simply returned or picked up. The approval process is designed to take less than one hour. Merchandise is generally delivered on the same day that the order is received.

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

CUSTOMER SERVICE AND MANAGEMENT

          In addition to the enjoyment of quality products, customers are afforded many services provided by well-trained and professionally attired customer management personnel who treat customers with "Respect and Dignity". The Company does not impose many of the fees standard in the industry, such as waiver fees, club fees, processing or delivery fees, and provides additional service under the rental-purchase agreement at no additional cost, including delivery and installation, product training, maintenance to ensure the product continues to perform, and pick-up service to return the merchandise if requested. By limiting the add-on fees charged, the Company enables its customers to spend more of their rental renewal payment on the merchandise. Rental income represented approximately 94% of the Company's total revenue in 2000. In addition, customers are able to upgrade products, reinstate a previously terminated agreement and are given free service for 90 days after they purchase the merchandise.

         Management's philosophy is "customers will pay you because they want to, not because they have to" and every renewal date offers the opportunity to sell the customer on the benefits of maintaining a good account with the Company. Management believes a thorough understanding by the customer of all the terms of the rental agreement is the first step of successful customer management. A large majority of all renewal payments are made timely without the involvement of store personnel and renewal payments are generally made at the store by cash, check or money order or by mail. Customer management personnel are given extensive training to assist the customer in maintaining a good account with the Company. Customer management begins upon delivery of the merchandise in the customer's home. The day after a renewal payment is missed the account manager contacts the customer by phone to ascertain if there is any problem with the merchandise, to remind them of the Company's appreciation for their patronage and to encourage the customer's continued use of the product by renewing the agreement. If the initial telephone contact does not lead to renewal or return of the merchandise, then the account manager will make personal visits to the customer's home in an effort to renew the agreement or pick-up the merchandise. In cases where the customer refuses to return the merchandise, the Company uses various legal methods to recover the merchandise.

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

         The system provides store managers with all of the relevant store-level financial and operating data as well as individual profiles on each store's customers to assist in the marketing effort. Senior management has immediate access to data on a daily basis that provides them with the ability to analyze performance indicators on both a store, regional and corporate level. Critical data, such as outstanding agreements, idle inventory, revenue, delinquencies, cash receipts and deposits are available the following day. In addition, regional managers have remote access to this data each morning by utilizing the Company's Intranet. On a daily, weekly, and monthly basis reports are generated that provide information about products, margins, collection performance and other operating and financial indicators to enable senior management, regional managers and store managers to monitor the productivity of stores. In addition, on a monthly basis, store results are compared to each other and ranked on critical operating statistics and financial benchmarks. These reports create a healthy competitive environment among store managers and are the basis for annual awards given out at the Company's annual award ceremony. Similar reports are generated for customer management personnel as well as regional managers.

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

PERSONNEL

         As of March 19, 2001, the Company had approximately 900 associates, including 580 full-time associates. Approximately 40 associates are located at the Company's corporate headquarters in Canfield, Ohio. None of the Company's associates is represented by a labor union. Management believes its relations with its associates are good.

GOVERNMENT REGULATION

         There are currently 46 states that have legislation regulating rental-purchase transactions. The Company's policy is to operate in states where there is an absence of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a material adverse effect on the Company. No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. The Company instructs its managers in procedures required by applicable law through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects. In addition, the Company provides its customers with a toll-free number to telephone corporate headquarters to report any irregularities in service or misconduct by its associates.

SERVICE MARKS

         The Company owns the federally registered service mark "Rainbow Rentals." The Company believes that the Rainbow Rentals mark has acquired significant market recognition and goodwill in the communities in which its stores are located.

ITEM 2. PROPERTIES

         The Company leases all of its stores under operating leases that expire at various times through 2006. Store leases generally provide for fixed monthly rental payments, plus payment for real estate taxes, insurance and common area maintenance. Most of these leases contain renewal options for additional periods ranging from three to five years at rates generally adjusted for increases in the cost of living. There is no assurance the Company can renew the leases that do not contain renewal options, or if it can renew them, that the terms will be favorable to the Company. Store sizes range from approximately 2,500 to 7,500 square feet, and average approximately 4,500 square feet. Management believes suitable store space is generally available for lease and the Company would be able to relocate any of its stores without significant difficulty should it be unable or unwilling to renew a particular lease. Management also believes additional store space is available to meet the requirements of its new store opening program. The Company leases its corporate office located at 3711 Starr Centre Drive, Canfield, Ohio from a corporation owned by three of its executive officers (See "Related Party Transactions"). The corporate office consists of approximately 10,000 square feet and is leased through January 31, 2006. In 2000, the rental amount was $120,000. The Company believes the rental is at market rate and the other provisions of the lease are on terms no less favorable to the Company than could be obtained from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

         The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of the Company and their ages as of March 19, 2001 are as follows:

                NAME             AGE               POSITION
                ----             ---               --------
         Wayland J. Russell       49    Chairman of the Board of Directors and
                                        Chief Executive Officer
         Lawrence S. Hendricks    43    Chief Operating Officer and Director
         Michael J. Viveiros      45    President and Director
         Michael A. Pecchia       40    Chief Financial Officer and Secretary
         Brian L. Burton          60    Director
         Ivan J. Winfield         66    Director


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

         IVAN J. WINFIELD, Executive in Residence at Baldwin-Wallace College, Cleveland, Ohio, and business consultant since September 1995. Prior thereto, Mr. Winfield was a Managing Partner of Coopers & Lybrand from 1978 to 1994. He is a director of Boykin Lodging Co., HMI Industries, Inc. and OfficeMax, Inc. Mr. Winfield has served as a director of the Company since June 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common shares trade on the National Market of the Nasdaq Stock Market, Inc. under the symbol "RBOW". The following table shows the high and low closing sale prices of the common shares for 2000 and 1999. The price to the public in the initial public offering was $10.00 per share.


                                             2000                 1999
                                        HIGH      LOW       HIGH        LOW
                                        ----      ---       ----        ---
          Quarter end March 31st        10.81     7.63      12.38      9.75
          Quarter end June 30th         11.63     8.62      13.50      9.63
          Quarter end September 30th    14.00     5.50      11.38      9.00
          Quarter end December 31st      8.00     5.25       9.50      7.19

         As of March 19, 2001, the Company believed there were approximately 350 beneficial owners of the Company's common shares.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2000, are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto included elsewhere in this annual report.

                                                                        YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                       2000           1999           1998           1997           1996
                                                    ----------     ----------     ----------     ----------     ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF INCOME DATA:
Revenues
     Rental revenue                                 $   86,099     $   75,932     $   59,932     $   52,153     $   43,815
     Fees                                                2,849          2,639          1,959          1,588          1,284
     Merchandise sales                                   2,947          2,287          1,588          1,587          1,461
                                                    ----------     ----------     ----------     ----------     ----------
                  Total revenues                        91,895         80,858         63,479         55,328         46,560
Operating expenses
     Merchandise costs                                  30,775         26,758         21,765         19,145         17,003
     Store expenses
          Salaries and related                          21,774         18,374         13,943         11,809          9,655
          Occupancy                                      7,478          6,027          4,671          4,068          3,416
          Advertising                                    4,446          3,662          3,500          3,283          2,837
          Other expenses                                11,807         10,310          7,686          6,127          5,437
                                                    ----------     ----------     ----------     ----------     ----------
                  Total store expenses                  45,505         38,373         29,800         25,287         21,345
                                                    ----------     ----------     ----------     ----------     ----------
                  Total merchandise costs and
                      store expenses                    76,280         65,131         51,565         44,432         38,348
     General and administrative expenses                 6,795          5,585          4,607          4,096          3,934
      Amortization of goodwill and
                      noncompete agreements                608            456             33              -              -
                                                    ----------     ----------     ----------     ----------     ----------
                   Total operating expenses             83,683         71,172         56,205         48,528         42,282
                                                    ----------     ----------     ----------     ----------     ----------
                   Operating income                      8,212          9,686          7,274          6,800          4,278
Interest expense                                           933            697            918          1,822            834
Other expense, net                                         380            361             76            329            453
                                                    ----------     ----------     ----------     ----------     ----------
                     Income before income taxes          6,899          8,628          6,280          4,649          2,991
Income taxes                                             2,794          3,580          2,662          1,968            972
                                                    ----------     ----------     ----------     ----------     ----------
                     Net income                     $    4,105     $    5,048     $    3,618     $    2,681     $    2,019
                                                    ==========     ==========     ==========     ==========     ==========
     Basic and diluted earnings per common
        share                                       $     0.69     $     0.85     $     0.73     $     0.59     $     0.32
                                                    ==========     ==========     ==========     ==========     ==========

     Weighted average common shares outstanding:
               Basic                                 5,925,735      5,925,735      4,970,256      4,509,406      6,392,610
               Diluted                               5,930,157      5,930,887      4,970,256      4,509,406      6,392,610

OPERATING DATA:
     Stores open at end of period                          110             92             70             62             55
     Comparable store revenue growth (1)                   1.7%           4.4%           3.8%           9.9%           2.0%

                                                        YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                           2000       1999       1998          1997         1996
                                         -------    -------    -------       -------       -------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
     Rental-purchase merchandise, net    $36,545    $33,042    $25,246       $23,411       $19,740
     Total assets                         58,429     50,324     33,068        31,293        25,401
     Total debt                           12,340     10,522        190(3)     23,203(2)      9,850
     Total liabilities                    22,438     18,438      6,230(3)     28,240(2)     13,934
     Shareholders' equity                 35,991     31,886     26,838(3)      3,053(2)     11,467


(1) Comparable store revenue growth is the percentage increase in revenue from the same number of stores over a two-year period. Only stores that have been open 12 months in both periods are included in the comparison.
(2) Includes the effect of the redemption of shares from a prior shareholder-officer.
(3) Includes the effect of the Company's initial public offering and subsequent elimination of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

GENERAL

         At December 31, 2000, the Company operated 110 rental-purchase stores in 11 states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

         During 2000, the Company's growth was primarily the result of opening 11 new store locations. Of the stores opened in 2000, all but one were in new markets including three in North Carolina and five in Virginia. In addition, the Company completed several acquisitions that, following store consolidations, added seven new locations bringing the total number of stores added during 2000 to 18. This represents a 20% increase in store fronts. In the last three years the Company has added 48 stores, which represents an average growth rate of 19%. Of the 48 stores added since 1997, 28 were a result of new store openings and 20 stores were added through acquisitions.

COMPONENTS OF INCOME AND EXPENSES

         Revenues. The Company collects rental renewal payments in advance, under weekly, biweekly, semi-monthly and monthly rental-purchase agreements. Rental revenue is recognized over the lease term. Fees include amounts for reinstatement of expired agreements and amounts for in-home collection. Fees are recognized when earned. Rental-purchase agreements generally include an early purchase option. Merchandise sales include amounts received upon sales of merchandise pursuant to such options and upon the sale of new rental merchandise. These amounts are recognized as revenue when the merchandise is sold.

         Merchandise Costs. Merchandise costs include depreciation of rental-purchase merchandise under the units of activity depreciation method. Rental-purchase merchandise is depreciated as revenue is earned. Rental-purchase merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Merchandise costs also include the remaining book value of merchandise sold or otherwise disposed, the cost of replacement parts and accessories and other miscellaneous merchandise costs. The Company monitors the value of rental-purchase merchandise for possible impairment and, if necessary, reduces the carrying value of the related asset to fair value.

         Salaries and Related. Salaries and related includes all salaries and wages paid to store level associates, related benefits, taxes and workers' compensation premiums.

         Occupancy. Occupancy includes rent, repairs and maintenance of the physical store locations, utility costs and depreciation of store leasehold improvements. The Company has no leases that include percentage rent provisions.

         Advertising. Advertising includes print media, radio, television and production costs as well as the expenses (including payroll) of the Company's internal advertising department.

         Other Expenses. Other expenses include delivery expenses, insurance, costs associated with maintaining rental-purchase merchandise, telephone expenses, store computer and office expenses and personal property taxes, among other items.

         General and Administrative Expenses. General and administrative expenses include all personnel, occupancy and other operating expenses associated with the Company's corporate-level support departments and regional store supervision. In addition, all costs associated with the Company's annual and semi-annual manager meetings, committee meetings and training, as well as charitable contributions and state taxes not based on income, are included.

         For several years, the Company has made significant contributions to charitable organizations, including organizations for which directors and officers serve or have served as trustees or officers. The aggregate amount of charitable contributions (including donated rental-purchase merchandise) was approximately $0.5 million, $0.4 million and $0.2 million in 2000, 1999, and 1998, respectively. For subsequent years, the Board of Directors has determined to limit charitable contributions to an amount not to exceed 10% of the prior year's net income.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

                                                             YEAR ENDED DECEMBER 31,
                                                             2000       1999    1998
                                                             -----     -----    -----
STATEMENT OF INCOME DATA:
Revenues
   Rental revenue .....................................       93.7%     93.9%    94.4%
   Fees ...............................................        3.1       3.3      3.1
   Merchandise sales ..................................        3.2       2.8      2.5
                                                             -----     -----    -----
             Total revenues ...........................      100.0     100.0    100.0
Operating expenses
   Merchandise costs ..................................       33.5      33.1     34.3
   Store expenses
        Salaries and related ..........................       23.7      22.7     21.9
        Occupancy .....................................        8.1       7.5      7.4
        Advertising ...................................        4.8       4.5      5.5
        Other expenses ................................       12.9      12.7     12.1
                                                             -----     -----    -----
             Total store expenses .....................       49.5      47.4     46.9
                                                             -----     -----    -----
             Total merchandise costs and store expenses       83.0      80.5     81.2
General and administrative expenses ...................        7.4       6.9      7.2
Amortization of goodwill and noncompete agreements ....        0.7       0.6      0.1
                                                             -----     -----    -----
             Total operating expenses .................       91.1      88.0     88.5
                                                             -----     -----    -----
             Operating income .........................        8.9      12.0     11.5
Interest expense ......................................        1.0       0.9      1.4
Other expense, net ....................................        0.4       0.4      0.2
                                                             -----     -----    -----
   Income before income taxes .........................        7.5      10.7      9.9
Income taxes ..........................................        3.0       4.5      4.2
                                                             -----     -----    -----
   Net income .........................................        4.5%      6.2%     5.7%
                                                             =====     =====    =====


COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         For the year ended December 31, 2000, total revenues increased to $91.9 million from $80.9 million, an increase of 13.6% over the prior year. Revenue from the 18 stores opened and acquired in 2000 accounted for 36.6% of the total increase in revenue, or $4.0 million. The increase in revenue from the nine stores opened in 1999, which accounted for 35.1% of the increase, or $3.9 million, was due to the ramp-up of the stores' customer base as well as the inclusion of a full year's results in 2000. The inclusion of a full year's results from the 13 stores acquired in 1999 accounted for 17.6% of the increase, or $1.9 million. Revenue from comparable stores (stores in operation on January 1, 1999) increased 1.7% and accounted for 10.7% of the increase, or $1.2 million. An increase in revenue earned per customer was offset by a decline in the number of customers per store.

         For the year ended December 31, 2000, merchandise costs increased to $30.8 million from $26.8 million, an increase of 15.0% over the prior year primarily due to merchandise costs associated with stores opened and acquired in 2000. As a percentage of total revenues, merchandise costs increased to 33.5% from 33.1%. The slight decrease in gross margins was mainly from the cost of inventory accessory items in 2000.

         For the year ended December 31, 2000, total store expenses increased to $45.5 million from $38.4 million, an increase of 18.5% over the prior year. The increase in total store expenses was primarily due to expenses associated with the 18 stores opened and acquired in 2000. This increase accounted for 52.0% of the total increase in store expenses, or $3.7 million. An increase in store expenses from the nine stores opened in 1999 and the inclusion of a full year's results from the 13 stores acquired in 1999 accounted for 43.7% of the increase, or $3.1 million. As a percentage of total revenues, total store expenses increased to 49.5% from 47.4% mainly due to the number and timing of new store openings and acquisitions in 2000 and 1999. Total store expenses of comparable stores, however, decreased as a percentage of revenue to 45.5% from 45.8% primarily from the growth and profitability of stores opened in 1998. Salaries and related expenses increased as a percentage of revenue to 23.7% from 22.7%. In addition to the increase from the timing of new store openings and acquisitions in 2000 and 1999, salaries and related expenses of comparable stores increased as a percentage of revenue to 22.3% from 21.9% due to increased turnover and related staffing shortages during the summer and fall months. Increases in part-time hours, over-time pay, and training costs, as well as an increase in the pay rates of key store personnel due to a tight labor market, resulted in higher payroll and related expenses in comparable stores. The addition of a Human Resource Director during 2000 improved turnover and staffing in stores during the fourth quarter. The increases in occupancy, advertising and other expenses, as well as the increase of these items as a percentage of revenue, was due to the stores added in 2000 and 1999.

         For the year ended December 31, 2000, general and administrative expenses increased to $6.8 million from $5.6 million, an increase of 21.6% over the prior year and as a percentage of total revenue increased to 7.4% from 6.9%. The increase was primarily due to the expansion of the Company's regional management team, the addition of several key support personnel, and increased training costs all of which were necessitated by the Company's current and anticipated growth. In addition, travel costs associated with relocating managers and staffing stores increased due to higher turnover of store personnel.

         For the year ended December 31, 2000, operating income decreased to $8.2 million from $9.7 million, a decrease of 15.2% from the prior year and, as a percentage of total revenues, decreased to 8.9% from 12.0% due to the factors discussed above.

         For the year ended December 31, 2000, interest expense increased to $0.9 million from $0.7 million in the comparable 1999 year due to higher average outstanding debt and interest rates.

         For the year ended December 31, 2000, the Company's effective tax rate decreased to 40.5% from 41.5% for the prior year due to lower effective state tax rates.

         For the year ended December 31, 2000, net income decreased to $4.1 million from $5.0 million, a decrease of 18.6% from the prior year, and as a percentage of total revenues decreased to 4.5% from 6.2% due to the factors discussed above.

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

         For the year ended December 31, 1999, total store expenses increased to $38.4 million from $29.8 million, an increase of 28.8% over the prior year, and as a percentage of total revenues increased to 47.4% from 46.9%. The increase in total store expenses was primarily due to expenses associated with the 22 stores opened and acquired in 1999 and the inclusion of a full year's results for the nine stores added in 1998. This increase accounted for 86.0% of the total increase in store expenses, or $7.4 million. Expenses of the 13 stores acquired in 1999, stated as a percentage of revenue, were higher than the Company's existing store base. In addition, expenses of stores opened during 1999 exceeded revenue, resulting in the increase of store expenses as a percentage of revenue from 46.9% to 47.4%. Comparable store expenses increased in proportion to the increase in revenue and were driven by the growth of stores opened in 1997. Salaries and related expenses increased as a percentage of revenue primarily due to new stores added in 1999 and 1998 and, to a lesser degree, from higher staffing costs associated with higher turnover in comparable stores during 1999. Advertising expenses decreased significantly as a percentage of revenue to 4.5% from 5.5%, due to management's efforts to reduce advertising costs, an increase in promotional funds received from major suppliers under cooperative advertising agreements, and the opening and acquisition of stores in existing markets allowing advertising costs to be spread over a higher revenue base. Other expenses increased as a percentage of revenue primarily due to new stores added in 1999 and 1998, and to a lesser degree increases in insurance and delivery costs of comparable stores.

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

         For the year ended December 31, 1999, amortization of goodwill and non-compete agreements relating to stores acquired in 1999 and 1998 increased to $0.5 million from $0 in the prior year. The increase was due to amortization associated with the acquisitions in 1999 and a full year of amortization relating to acquisitions made in 1998.

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

         For the year ended December 31, 1999, interest expense decreased to $0.7 million from $0.9 million, a decrease of 24.1% from the prior year. The decrease is attributable to the retirement of substantially all outstanding debt from the proceeds received from the Company's initial public offering in June, 1998, offset by interest expense attributable to the indebtedness related to the acquisitions completed in the first quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings and acquisitions, and working capital requirements for new and existing stores. For the years ended December 31, 2000, 1999 and 1998 purchases of rental merchandise (excluding acquisitions) amounted to $33.0 million, $31.2 million and $22.9 million, respectively. The increase in 2000 reflects merchandise inventory purchased for new store openings and acquisitions (excludes acquired inventory), offsetting a decline in purchases for comparable stores. The increase in 1999 was attributable to new store openings, acquisitions and an increase in purchases for comparable stores.

        For the year ended December 31, 2000, cash provided by operating activities increased to $5.2 million from $3.8 million in the prior year. Cash used in investing activities decreased to $6.0 million from $13.7 million while cash provided by financing activities decreased to $1.8 million from $10.3 million due to the reduction in the number and cost of stores acquired in 2000 as compared to 1999. In 2000, the Company acquired 12 stores (7 net of consolidation) for $3.7 million compared to 19 stores (13 net of consolidation) for $11.7 million in 1999.

        For the year ended December 31, 1999, cash provided by operating activities decreased to $3.8 million from $5.5 million for the prior year. The decrease was primarily due to an increase in rental merchandise purchases and prepaid expenses offset by an increase in net income. Cash used in investing activities increased to $13.7 million from $2.7 million due primarily to the acquisition of 19 stores. Cash provided by financing activities was $10.3 million as compared to cash used in financing activities in the prior year of $2.9 million. Proceeds from the Company's initial public offering in June 1998 were used to retire substantially all of the Company's debt in 1998 and in 1999 the Company borrowed approximately $10 million to finance the acquisitions completed in the first quarter of 1999.

        The Company currently has a $16.0 million Credit Facility (the "Credit Facility") with a maturity date of March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company's Credit Facility as of March 19, 2001 was approximately $5.0 million. The Company has begun negotiations with its lead bank to increase its existing credit line agreement to between $25 million and $35 million in order to ensure it has sufficient capital for future growth.

        The Company plans to open approximately 12 new stores in 2001, including two stores opened in March, 2001. The Company further believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, seek to obtain additional debt or equity financing, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

INFLATION

        During the years ended December 31, 2000, 1999 and 1998, the cost of rental-purchase merchandise, lease expense and salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental rates for its rental-purchase merchandise.

MARKET RISK

        The Company does not have significant exposure to changing interest rates, other than the Company's variable-rate Credit Facility. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions.

         The Company does not purchase or hold any derivative financial instruments.

FORWARD- LOOKING STATEMENTS

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, (i) the ability of the Company to execute effectively its expansion program, (ii) the ability to attract and retain quality store personnel and (iii) changes in the government's regulation of the industry. The Company undertakes no obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise. There can be no assurance that the events described in these forward-looking statements will occur. For further information, please refer to the Company's filings with the Securities and Exchange Commission, including specifically the Risk Factors contained in the Company's prospectus dated June 4, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the Market Risk Section under the Management's Discussion and Analysis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.


ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required by this Item (other than the information regarding executive officers set forth at the end of Item 4A of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) (1)   Financial Statements:

                  Independent Auditors' Report                              21

                  Consolidated Balance Sheets as of December 31, 2000
                  and 1999                                                  22

                  Consolidated Statements of Income for the Years           23
                  Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Shareholders' Equity for
                  the Years Ended December 31, 2000, 1999 and 1998          24

                  Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 2000, 1999 and 1998                    25

                  Notes to Consolidated Financial Statements                26

        (a) (2)   Financial Statement Schedules:

                  All financial statement schedules have been omitted because they are not applicable or because required information is included in the Company's financial statements and notes thereto.

        (a) (3)   Exhibits
                  See the Index to Exhibits included on page 36.

        (b)       Reports on Form 8-K:
                  None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Rainbow Rentals, Inc.:


We have audited the accompanying consolidated balance sheets of Rainbow Rentals, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Rentals, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG, LLP
Cleveland, Ohio
March 30, 2001

                 RAINBOW RENTALS, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS)

                                                                                DECEMBER 31,
                                                                           ---------------------
                                                                             2000         1999
                                                                           --------     --------
                                  ASSETS
Current assets
     Cash                                                                  $  1,426     $    440
     Rental-purchase merchandise, net                                        36,545       33,042
     Income tax receivable                                                      778            -
     Prepaid expenses and other current assets                                1,709        1,423
                                                                           --------     --------
          Total current assets                                               40,458       34,905

Property and equipment, net                                                   5,259        4,352
Deferred income taxes                                                         1,460        1,312
Goodwill, net                                                                 9,887        8,205
Other assets, net                                                             1,365        1,550
                                                                           --------     --------
          Total assets                                                     $ 58,429     $ 50,324
                                                                           ========     ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Current installments of obligations under capital leases              $      -     $     21
     Accounts payable                                                         2,410        1,679
     Accrued income taxes                                                         -          432
     Accrued compensation and related costs                                   1,525        1,622
     Other liabilities and accrued expenses                                   2,485        1,510
     Deferred income taxes                                                    3,678        2,673
                                                                           --------     --------
          Total current liabilities                                          10,098        7,937
Long-term debt                                                               12,340       10,398
Obligations under capital leases, excluding current installments                  -          103
                                                                           --------     --------
          Total liabilities                                                  22,438       18,438
Shareholders' equity
     Serial preferred stock, no par value, 2,000,000 shares authorized,
          none issued                                                             -            -
     Common stock, no par value; 10,000,000 shares authorized,
          6,392,610 issued and 5,925,735 outstanding                         11,039       11,039
     Retained earnings                                                       26,859       22,754
     Treasury stock, 466,875 common shares at cost                           (1,907)      (1,907)
                                                                           --------     --------
          Total shareholders' equity                                         35,991       31,886
                                                                           --------     --------
          Total liabilities and shareholders' equity                       $ 58,429     $ 50,324
                                                                           ========     ========




     See accompanying notes to consolidated financial statements.

                 RAINBOW RENTALS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              2000          1999          1998
                                                           ----------    ----------    ----------
Revenues
     Rental revenue                                        $   86,099    $   75,932    $   59,932
     Fees                                                       2,849         2,639         1,959
     Merchandise sales                                          2,947         2,287         1,588
                                                           ----------    ----------    ----------
                   Total revenues                              91,895        80,858        63,479
Operating expenses
     Merchandise costs                                         30,775        26,758        21,765
     Store expenses
            Salaries and related                               21,774        18,374        13,943
            Occupancy                                           7,478         6,027         4,671
            Advertising                                         4,446         3,662         3,500
            Other expenses                                     11,807        10,310         7,686
                                                           ----------    ----------    ----------
                   Total store expenses                        45,505        38,373        29,800
                                                           ----------    ----------    ----------
                   Total merchandise costs and store
                      expenses                                 76,280        65,131        51,565
     General and administrative expenses                        6,795         5,585         4,607
     Amortization of goodwill and noncompete agreements           608           456            33
                                                           ----------    ----------    ----------
                   Total operating expenses                    83,683        71,172        56,205
                                                           ----------    ----------    ----------
                   Operating income                             8,212         9,686         7,274
Interest expense                                                  933           697           918
Other expense, net                                                380           361            76
                                                           ----------    ----------    ----------
                   Income before income taxes                   6,899         8,628         6,280
Income taxes                                                    2,794         3,580         2,662
                                                           ----------    ----------    ----------
                   Net income                              $    4,105    $    5,048    $    3,618
                                                           ==========    ==========    ==========

EARNINGS PER COMMON SHARE:
     Basic and diluted earnings per common share           $     0.69    $     0.85    $     0.73
                                                           ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                  5,925,735     5,925,735     4,970,256
                                                           ==========    ==========    ==========
     Diluted                                                5,930,157     5,930,887     4,970,256
                                                           ==========    ==========    ==========



See accompanying notes to consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                 SERIAL PREFERRED STOCK          COMMON STOCK                                          TOTAL
                                 ----------------------          ------------          RETAINED      TREASURY    SHAREHOLDERS'
                                 SHARES         COST         SHARES         COST       EARNINGS        STOCK         EQUITY
                                 ------        -------       ---------    ---------    ---------    ---------     ---------


Balance at December 31, 1997          -        $     -       3,675,735    $      60    $  14,088    $ (11,095)    $   3,053
  Net income                                         -               -            -        3,618            -         3,618
   Issuance of common shares          -              -       2,250,000       10,979            -        9,188        20,167
                                 ------        -------       ---------    ---------    ---------    ---------     ---------
Balance at December 31, 1998          -              -       5,925,735       11,039       17,706       (1,907)       26,838
   Net income                         -              -               -            -        5,048            -         5,048
                                 ------        -------       ---------    ---------    ---------    ---------     ---------
Balance at December 31, 1999          -              -       5,925,735       11,039       22,754       (1,907)       31,886
   Net income                         -              -               -            -        4,105            -         4,105
                                 ------        -------       ---------    ---------    ---------    ---------     ---------

Balance at December 31, 2000          -        $     -       5,925,735    $  11,039    $  26,859    $  (1,907)    $  35,991
                                 ======        =======       =========    =========    =========    =========     =========


See accompanying notes to consolidated financial statements.

                 RAINBOW RENTALS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000         1999         1998
                                                              --------     --------     --------
Cash flows from operating activities
     Net income                                               $  4,105     $  5,048     $  3,618
     Reconciliation of net income to net cash provided
        by operating activities
        Depreciation of property and equipment and
             amortization of intangibles                         2,689        2,446        1,931
        Depreciation of rental-purchase merchandise             24,557       21,821       19,607
        Loss on write-down of rental-purchase merchandise          110            -            -
        Deferred income taxes                                      857          506          695
        Gain on disposal of property and equipment                (129)        (207)        (229)
        Purchases of rental-purchase merchandise               (32,971)     (31,244)     (22,903)
        Rental-purchase merchandise disposed, net                6,121        5,251        1,939
        (Increase) decrease in
             Income tax receivable                                (778)           -          399
             Prepaid expenses and other current assets            (286)        (717)         118
        Increase (decrease) in
             Accounts payable                                      441          212          242
             Accrued income taxes                                 (432)         142          161
             Accrued compensation and related costs                (97)         193          338
             Other liabilities and accrued expenses                975          344         (450)
                                                              --------     --------     --------
                Net cash provided by operating activities        5,162        3,795        5,466
                                                              --------     --------     --------
     Cash flows from investing activities
     Purchase of property and equipment, net                    (2,433)      (2,323)      (1,422)
     Proceeds on the sale of property and equipment                160          360          333
     Acquisitions                                               (3,721)     (11,687)      (1,580)
                                                              --------     --------     --------
                Net cash used in investing activities           (5,994)     (13,650)      (2,669)
                                                              --------     --------     --------

Cash flows from financing activities
     Proceeds from long-term debt                               32,147       38,420       43,385
     Current installments and repayments of long-term debt     (30,205)     (28,022)     (55,849)
     Proceeds from stock offering, net of related expenses           -            -       20,167
     Decrease in notes payable                                       -            -      (10,488)
     Loan origination fees paid                                      -          (37)         (28)
     Principal payments under capital lease obligations           (124)         (66)         (61)
                                                              --------     --------     --------
                Net cash provided by (used in) financing
                   activities                                    1,818       10,295       (2,874)
                                                              --------     --------     --------

Net increase (decrease) in cash                                    986          440          (77)
Cash at beginning of year                                          440            -           77
                                                              --------     --------     --------
Cash at end of year                                           $  1,426     $    440     $      -
                                                              ========     ========     ========

Supplemental cash flow information:
     Net cash paid during the period for
        Interest                                              $    917     $    560     $  1,556
        Income taxes                                             3,055        3,031        1,529


See accompanying notes to consolidated financial statements.

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies of Rainbow Rentals, Inc. and subsidiary (Company), which are summarized below, are consistent with accounting principles generally accepted in the United States of America and reflect practices appropriate to the industry in which the Company operates.

         (a) Reporting Entity and Principles of Consolidation

         The consolidated financial statements include the accounts of Rainbow Rentals, Inc. and its wholly owned subsidiary, Rainbow Advertising, Inc. All significant intercompany profits, transactions, and balances have been eliminated in consolidation. On December 30, 1999 Rainbow Advertising, Inc. was dissolved and merged into existing operations.

         The Company is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. At December 31, 2000, the Company operated 110 stores in 11 states: Connecticut, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company's corporate headquarters is located in Canfield, Ohio.

         (b) Financial Instruments

         The carrying amount of financial instruments including cash, accounts payable and accrued expenses approximated fair value as of December 31, 2000 and 1999, because of the relatively short maturity of these instruments.

         (c) Rental-purchase Merchandise

         Rental-purchase merchandise consists of merchandise rented to customers or in the stores available for rent or sale. Merchandise is rented to customers pursuant to rental-purchase agreements, which generally provide for weekly, biweekly, semi-monthly or monthly rental terms with rental renewal payments collected in advance. The rental-purchase agreements may be terminated at any time by the customers. If terminated, the merchandise is returned to the Company.

         Rental-purchase merchandise is stated at historical cost, net of accumulated depreciation. The Company depreciates inventory using the units of activity method. Under the units of activity method, merchandise on rent is depreciated in the proportion of rents earned to total expected rents provided over the rental contract term and merchandise held for rent is not depreciated. The Company believes the units of activity method more accurately matches the recognition of depreciation expense with the estimated timing of revenue earned over the rental-purchase agreement period. The units of activity method is recognized in the rental-purchase industry and does not consider salvage value. The Company monitors the value of rental-purchase merchandise for possible impairment by utilizing the undiscounted cash flow method. Measurement of an impairment loss is determined by reducing the carrying value of the related assets to fair value.

         (d) Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets which range from three to five years. Leasehold improvements and vehicles held under capital lease arrangements are amortized over the shorter of the term of the applicable leases or useful life of the assets.



                                                                       Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         (e) Goodwill

         The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over periods ranging from 18 to 20 years. As of December 31, 2000 and 1999, goodwill was $9,887 and $8,205, respectively, and is shown net of accumulated amortization of $877 and $392 in those years. The Company monitors the value of goodwill for possible impairment by utilizing the undiscounted cash flow method. Measurement of an impairment loss is determined by reducing the carrying value of the related assets to fair value.

         (f) Other Assets

         Other assets consist primarily of noncompete agreements and a consulting agreement which arose in connection with the share repurchase from a former officer of the Company (see notes 11 and 12). These costs are amortized over the agreement lives.

         (g) Rental Revenue

         Merchandise is rented to customers pursuant to rental-purchase agreements which generally provide for weekly, biweekly, semi-monthly or monthly rental terms with nonrefundable rental payments. Rental revenue is recognized over the lease term. A customer may elect to renew the rental-purchase agreement for a specified number of continuous terms and has the right to acquire title either through payment of all required rentals or through a purchase option. Amounts received from such sales, as well as sales of new and used merchandise available for rent in the stores, are included in merchandise sales.

         (h) Stock-Based Compensation

         The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its stock-based compensation. In addition, the disclosures required under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" are contained in note 14 to the consolidated financial statements.

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

                                                                       Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         (k) Basic and Diluted Earnings per Common Share

         Basic earnings per common share are based on the weighted average number of common shares outstanding during each year. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each year, plus the assumed exercise of stock options. For 1998, stock options would have had an anti-dilutive effect on earnings per share, therefore, there is no difference between basic and diluted weighted average common shares outstanding for that period.

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

         (m) Reclassifications

         Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

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

(3) ACQUISITIONS

         The Company has made several store acquisitions over the last three years. All acquisitions made were accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair market value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill") is being amortized on a straight-line basis over periods ranging from 18 to 20 years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise, property and equipment, and noncompete agreements.

        DATE OF             PURCHASE              RENTAL-PURCHASE
      ACQUISITION             PRICE       GOODWILL   MERCHANDISE   OTHER
      -----------             -----       --------   -----------   -----
    August 1, 2000           $   772        $  448     $  242       $ 82
     July 1, 2000              2,613         1,645      1,011        (43)
     March 1, 1999            10,374         6,801      3,166        407
   February 1, 1999            1,313           780        458         75
    August 1, 1998             1,105           651        310        144



                                                                       Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         In addition, the Company has acquired the rental-purchase merchandise and rental-purchase agreements of competitors that were being closed. The purchase price of such acquisitions totaled $336 in 2000 and $475 in 1998.

(4) RENTAL-PURCHASE MERCHANDISE

      Following is a summary of rental-purchase merchandise:


                                                          DECEMBER 31,
                                                          ------------
                                                      2000          1999
                                                      ----          ----

Rental purchase merchandise, at original cost ...    $ 63,799     $ 56,927
Less accumulated depreciation ...................     (27,254)     (23,885)
                                                     --------     --------
                                                     $ 36,545     $ 33,042
                                                     ========     ========

(5) PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                           ------------
                                                         2000        1999
                                                         ----        ----
Vehicles .....................................          $   456    $   689
Leasehold improvements .......................            6,919      5,369
Computer equipment ...........................            1,234        977
Office equipment .............................            2,633      1,941
Vehicles held under capital lease ............                -        290
                                                        -------    -------
                                                         11,242      9,266

Less accumulated depreciation and amortization            5,983      4,914
                                                        -------    -------
                                                        $ 5,259    $ 4,352
                                                        =======    =======


(6) LONG-TERM DEBT AND NOTES PAYABLE

         The Company has a revolving loan agreement with a lending institution; the maximum revolving loan amount under this agreement at December 31, 2000 was $16.0 million. The loan agreement matures March 1, 2002. Interest is charged on the outstanding loan balance at prime, which was 9.50% at December 31, 2000. The Company can request to have portions of the outstanding principal designated as "IBOR Portions," which under the terms of the loan agreement would bear interest at the Interbank Offering Rate (IBOR Rate), plus 200 basis points. The IBOR Rate at December 31, 2000 was 6.72%. At December 31, 2000, $10.0 million of the outstanding principal is designated as an "IBOR Portion."

         The loan agreement is secured by substantially all assets, contract rights, documents, and all rental agreements of the Company. The loan agreement contains various covenants, with which the Company was in compliance at December 31, 2000, 1999 and 1998. The loan agreement calls for a nonuse fee equal to 0.25% per annum on the daily average amount by which the maximum revolving amount exceeds the outstanding loan balance. Bank borrowings outstanding under the loan agreement at December 31, 2000, 1999 and 1998 were $12,340, $10,398, and $0 respectively.


                                                                       Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) RELATED PARTY TRANSACTIONS

         The building which serves as the Company's corporate headquarters is leased from a partnership, owned by the Company's three majority shareholders. The Company entered into a 10-year building lease agreement, expiring January 2006, at a rental rate which approximates market rates. Total rent paid to the partnership in 2000, 1999, and 1998 was approximately $120, $113, and $98, respectively. The future minimum lease payments under this lease are included in the total lease obligations disclosed in note 9.

(8) INCOME TAXES

         The provision for income taxes consists of the following components:


                                              YEAR ENDED DECEMBER 31,
                                          2000          1999          1998
                                         ------        ------        ------
Current
     Federal ......................      $1,563        $2,567        $1,660
     State and Local ..............         374           507           307
                                         ------        ------        ------
                                          1,937         3,074         1,967

Deferred
     Federal ......................         783           367           485
     State and Local ..............          74           139           210
                                         ------        ------        ------
                                            857           506           695
                                         ------        ------        ------

 Total income tax expense .........      $2,794        $3,580        $2,662
                                         ======        ======        ======

          A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                          2000      1999        1998
                                                                         ------   --------   --------
Income before income taxes ..........................................    $6,899     $8,628     $6,280
Federal statutory tax rate ..........................................        34%        34%        34%
                                                                         ------   --------   --------
State and local income taxes, net of federal income tax benefit .....     2,346      2,934      2,135
                                                                            296        426        345
Meals and entertainment and officers' life insurance premiums .......        33         32         50
Other, net ..........................................................       119        188        132
                                                                         ------   --------   --------
                                                                         $2,794   $  3,580   $  2,662
                                                                         ======   ========   ========

The components of deferred tax assets and liabilities were:

                                                                DECEMBER
                                                           2000          1999
                                                           ----          ----
Deferred tax assets
      Property and equipment .........................    $ 1,009     $   799
      Intangibles ....................................        281         297
      Minimum tax credits ............................        170         320
      Other ..........................................        115          87
                                                          -------     -------
           Total deferred tax assets .................    $ 1,575     $ 1,503
                                                          =======     =======


Deferred tax liabilities:
       Rental-purchase merchandise ...................     (3,793)     (2,864)
                                                          -------     -------
             Net deferred tax liability ..............    $(2,218)    $(1,361)
                                                          =======     =======

                                                                       Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Of the total deferred tax assets, $1,460 and $1,312 were classified as long-term at December 31, 2000 and 1999, respectively, and $115 and $191 were classified as current at December 31, 2000 and 1999, respectively, and are netted with the deferred tax liability. No valuation allowance was required for the deferred tax assets.

(9) LEASES

         The Company operates its retail stores and offices under noncancelable operating leases with terms extending to 2006 and additional option periods renewable at the request of the Company. Additionally, in 1998 the Company began to lease its delivery and general use vehicles under operating lease arrangements. Rental expense charged to operations totaled $7,402, $5,866, and $4,144 for the years ended December 31, 2000, 1999, and 1998, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are as follows:

    YEAR ENDING DECEMBER 31,

             2001 .........................     $ 7,655
             2002 .........................       5,677
             2003 .........................       4,396
             2004 .........................       2,649
             2005 .........................       1,133
      Thereafter ..........................         405
                                               --------
Total minimum lease payments ..............    $ 21,915
                                               ========

(10) RETIREMENT PLAN

         The Company maintains a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan, which covers substantially all employees, provides for the Company to make discretionary contributions based on salaries of eligible employees plus additional contributions based upon voluntary employee salary deferrals. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. In 2000, 1999, and 1998, the Company contributed $31, $26 and $49, respectively.

 (11) OTHER ASSETS

        Following is a summary of other assets:

                                                       DECEMBER 31,
                                                       ------------
                                                     2000      1999
                                                     ----      ----
Noncompete and consulting agreements ............   $2,853    $2,571
Loan origination fees and other .................      113       294
                                                    ------    ------
                                                     2,966     2,865
Less accumulated amortization ...................    1,601     1,315
                                                    ------    ------
                                                    $1,365    $1,550
                                                    ======    ======

(12) SHAREHOLDER TRANSACTIONS

         In connection with a Redemption Agreement with a former shareholder-officer, the Company entered into noncompete, consulting, and severance agreements (see note 11), and agreed to pay a total of $13,436 (cash payment of $2,948 and notes payable of $10,488, which were paid in full in June,
1998), allocated as follows:

Stock repurchase .................................................    $11,095
Noncompete and consulting agreements .............................      2,093
Severance agreement ..............................................        248
                                                                      -------
                                                                      $13,436
                                                                      =======

                                                                 Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         On June 5, 1998, the Company granted 306,200 stock options under the Plan. In 2000 and 1999, the Company granted additional stock options of 57,500 and 30,500 respectively. Because all stock options were granted with an exercise price equal to the market price on the date of grant, no compensation expense has been recognized, consistent with the provisions of APB 25. Stock options granted become exercisable over a three or four-year vesting period and expire ten years from the date of grant.

         Pro forma information for net income and basic and diluted earnings per common share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk free interest rate of 6.5% in 2000, 6.3% in 1999 and 5.4% in 1998; dividend yield of -0-%; volatility factor of the expected market price of the Company's common stock of 40.0% in 2000 and 30.0% in 1999 and 1998; and an expected life of the stock options of seven years. The weighted average grant date fair value of stock options granted during 2000, 1999 and 1998 was $4.77, $4.46 and $4.43, respectively.

         Had compensation cost for the stock options been determined based on the fair value at the grant date, the Company's net income and basic and diluted earnings per common share would have been reduced. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the stock options' vesting period. The pro forma amounts for the years ended December 31, 2000, 1999 and 1998 are indicated below.

                                                                           2000         1999          1998
                                                                           ----         ----          ----
       Net income:
            As  reported ..........................................    $   4,105    $   5,048    $   3,618
            Pro  forma ............................................        3,842        4,828        3,506

       Basic and diluted earnings per common share:
            As  reported ..........................................          .69          .85          .73
            Pro  forma ............................................          .65          .81          .71


                                                                       Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                            WEIGHTED              WEIGHTED             WEIGHTED
                                               NUMBER OF    AVERAGE   NUMBER OF   AVERAGE   NUMBER OF   AVERAGE
                                                 STOCK      EXERCISE    STOCK     EXERCISE   STOCK     EXERCISE
                                                OPTIONS       PRICE    OPTIONS     PRICE    OPTIONS     PRICE
                                                  2000        2000      1999       1999      1998        1998
       Outstanding at beginning of year .....     317,200     $9.96   297,600     $10.00          -     $     -
       Granted ..............................      57,500      8.84    30,500       9.59    306,200       10.00
       Exercised ............................           -         -         -          -          -           -
       Forfeited ............................     (14,900)     9.64   (10,900)     10.00     (8,600)      10.00
                                                  -------             -------               -------
       Outstanding  at end of  year .........     359,800     $9.79   317,200     $ 9.96    297,600     $ 10.00
                                                  =======             =======               =======
       Exercisable  at end of year ..........     183,942              71,675                     -
                                                  =======              ======               =======

(15) EARNINGS PER SHARE

         Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

         The following table shows the amounts used in computing earnings per share:

                                                                YEARS ENDED DECEMBER 31,
                                                           2000             1999          1998
                                                           ----             ----          ----
       Numerator:
            Net income available to common shareholders    $    4,105    $    5,048    $    3,618

       Denominator:
            Basic weighted average shares .............     5,925,735     5,925,735     4,970,256
            Effect of dilutive stock options ..........         4,422         5,152             -
                                                           ----------    ----------    ----------
            Diluted weighted average shares ...........     5,930,157     5,930,887     4,970,256
                                                           ==========    ==========    ==========
            Basic earnings per share ..................    $     0.69    $     0.85    $     0.73
                                                           ==========    ==========    ==========
            Diluted earnings per share ................    $     0.69    $     0.85    $     0.73
                                                           ==========    ==========    ==========



                                                                       Continued

                      RAINBOW RENTALS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) QUARTERLY RESULTS (UNAUDITED)

         The following table represents certain unaudited financial information for the quarters indicated:

                                        1ST QUARTER   2ND QUARTER   3RD QUARTER    4TH QUARTER
                                        -----------   -----------   -----------    ------------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Year ended December 31, 2000
     Revenue                              $   22,462    $   22,386    $   23,527    $   23,520
     Operating income                          2,545         2,610         1,357         1,700
     Net income                                1,342         1,355           579           829
     Basic net income per common share    $      .23    $      .23    $      .09    $      .14
     Weighted average
          common shares outstanding        5,925,735     5,925,735     5,925,735     5,925,735
Year ended December 31, 1999
     Revenue                              $   18,260    $   20,356    $   20,311    $   21,931
     Operating income                          2,160         2,454         2,334         2,738
     Net income                                1,134         1,230         1,227         1,457
     Basic net income per common share    $      .19    $      .21    $      .21    $      .24
     Weighted average
          common shares outstanding        5,925,735     5,925,735     5,925,735     5,925,735

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RAINBOW RENTALS, INC.

                                     By:  /e/ WAYLAND J. RUSSELL
                                          ----------------------
                                          Wayland J. Russell
                                          Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 2, 2001.

         SIGNATURES                            TITLE
         ----------                            -----


 /e/ WAYLAND J. RUSSELL         Chairman , Chief Executive Officer and Director
-----------------------------
Wayland J. Russell

/e/ LAWRENCE S. HENDRICKS       Chief Operating Officer and Director
-----------------------------
Lawrence S. Hendricks

/e/ MICHAEL J. VIVEIROS         President and Director
-----------------------------
Michael J. Viveiros

/e/ MICHAEL A. PECCHIA          Chief Financial Officer
-----------------------------
Michael A. Pecchia

/e/ BRIAN L. BURTON             Director
-----------------------------
Brian L. Burton

/e/ IVAN J. WINFIELD            Director
-----------------------------
Ivan J. Winfield

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION OF DOCUMENT
------                   -----------------------
--------------------------------------------------------------------------------
2.1(1)                   Amended and Restated Asset Purchase Agreement dated
                         March 1, 1999 by and among the Company, Blue Ribbon
                         Rentals, Inc., Blue Ribbons Rentals II, Inc. and
                         William Wendell.
--------------------------------------------------------------------------------
3.1(2)                   Amended and Restated Articles of Incorporation
--------------------------------------------------------------------------------
3.2(2)                   Amended and Restated By-Laws and Code of Regulations
--------------------------------------------------------------------------------
4.1(2)                   Loan and Security Agreement dated as of October 5,
                         1992, by and between the Company and Bank of America
                         National Trust and Savings Association (formerly Bank
                         of America, Illinois, formerly Continental Bank,
                         Illinois, formerly Continental Bank, NA), as amended.
--------------------------------------------------------------------------------
4.2(3)                   Consent and Amendment No. 10 and Third Amended and
                         Restated Supplement A to Loan and Security Agreement
                         between the Company and Bank of America National Trust
                         and Savings Association, dated July 15, 1998.
--------------------------------------------------------------------------------
4.3(1)                   Consent and Amendment No. 11 and Fourth Amended and
                         Restated Supplement A to Loan and Security Agreement
                         between the Company and Bank of America National Trust
                         and Savings Association, dated March 1, 1999.
--------------------------------------------------------------------------------
4.4                      Consent and Amendment No. 12 and Fifth Amended and
                         Restated Supplement A to Loan and Security Agreement
                         between the Company and Bank of America National Trust
                         and Savings Association, dated March 14, 2001.
--------------------------------------------------------------------------------
4.5                      Consent and Amendment No. 13 and Sixth Amended and
                         Restated Supplement A to Loan and Security Agreement
                         between the Company and Bank of America National Trust
                         and Savings Association, dated March 29, 2001
--------------------------------------------------------------------------------
4.6(2)                   Collateral Trademark Security Agreement dated as of
                         October 5, 1992 by and between the Company and Bank of America National Trust and Savings Association.

                         Information concerning certain of the Company's other
                         long-term debt is set forth in Note 6 of the
                         consolidated financial statements. The Company hereby
                         agrees to furnish copies of such instruments to the
                         Commission upon request.
--------------------------------------------------------------------------------
10.1(2)                  1998 Stock Option Plan
--------------------------------------------------------------------------------
10.2(2)                  Lease by and between the Company and Rainbow
                         Properties, Ltd. dated January 1, 1996 for the
                         Company's principal executive offices.
--------------------------------------------------------------------------------
23                       Consent of Independent Public Accountants
--------------------------------------------------------------------------------

(1) Previously filed, as of March 16, 1999, pursuant to the Company's report on Form 8-K.

(2) Previously filed, as of June 5, 1998, pursuant to the Company's Registration Statement on Form S-1.

(3) Previously filed, as of August 13, 1998, pursuant to the Company's report on Form 10-Q.