Form 10-Q
period 2001-03-31
RAINBOW RENTALS INC
filed 2001-05-15
CIK 1058441

CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF INCOME
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED FINANCIAL STATEMENTS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
New Store Openings
Results of Operations
Comparison of Three Months Ended March 31, 2001 and 2000
Liquidity and Capital Resources
Forward- Looking Statements
Item 3: Quantitative and Qualitative Disclosures About Market Risk
PART II — OTHER INFORMATION RAINBOW RENTALS, INC.
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit 4.6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____.

Commission File No. 0-24333

RAINBOW RENTALS, INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-1512520
(State of Incorporation)	(IRS Employer Identification No.)

3711 Starr Centre Drive
Canfield, Ohio 44406
(Address of principal executive offices)

330-533-5363
(Registrant’s telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     x      No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT APRIL 30, 2001

Common stock, no par value	5,925,735

RAINBOW RENTALS, INC.
INDEX

			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Balance Sheets	3

		Condensed Statements of Income	4

		Condensed Statements of Shareholders’ Equity	5

		Condensed Statements of Cash Flows	6

		Notes to Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

PART II		OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES			13

RAINBOW RENTALS, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2001	2000

Assets

Current assets

Cash	$1,206	$1,426

Rental-purchase merchandise, net	36,804	36,545

Income tax receivable	824	777

Prepaid expenses and other current assets	1,929	1,709

Total current assets	40,763	40,457

Property and equipment, net	5,348	5,259

Deferred income taxes	1,460	1,460

Goodwill, net	9,846	9,887

Other assets, net	1,283	1,365

Total assets	$58,700	$58,428

Liabilities and Shareholders’ Equity

Current liabilities

Short-term debt	$10,905	$—

Accounts payable	3,201	2,409

Accrued compensation and related costs	832	1,525

Other liabilities and accrued expenses	2,178	1,704

Deferred revenue	1,084	781

Deferred income taxes	3,978	3,678

Total current liabilities	22,178	10,097

Long-term debt	—	12,340

Total liabilities	22,178	22,437

Shareholders’ equity

Serial preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—

Common stock, no par value; 10,000,000 shares authorized, 6,392,610 issued and 5,925,735 outstanding	11,039	11,039

Retained earnings	27,390	26,859

Treasury stock, 466,875 common shares at cost	(1,907)	(1,907)

Total shareholders’ equity	36,522	35,991

Total liabilities and shareholders’ equity	$58,700	$58,428

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.
CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	(unaudited)
	For the three months ended
	March 31,

	2001	2000

Revenues

Rental revenue	$22,466	$20,761

Fees	686	671

Merchandise sales	1,138	1,030

Total revenues	24,290	22,462

Operating expenses

Merchandise costs	8,388	7,507

Store expenses

Salaries and related	5,710	5,135

Occupancy	2,092	1,618

Advertising	1,524	1,046

Other expenses	3,344	2,861

Total store expenses	12,670	10,660

Total merchandise costs and store expenses	21,058	18,167

General and administrative expenses	1,855	1,618

Amortization of goodwill and noncompete agreements	175	132

Total operating expenses	23,088	19,917

Operating income	1,202	2,545

Interest expense	226	198

Other expense, net	85	73

Income before income taxes	891	2,274

Income taxes	360	932

Net income	$531	$1,342

Earnings per common share:

Basic and diluted earnings per share	$0.09	$0.23

Weighted average common shares outstanding:

Basic	5,925,735	5,925,735

Diluted	5,935,968	5,925,735

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock				Total
			Retained	Treasury	Shareholders'
	Shares	Cost	Earnings	Stock	Equity

Balance at December 31, 1999	5,925,735	$11,039	$22,754	$(1,907)	$31,886

Net income	—	—	4,105	—	4,105

Balance at December 31, 2000	5,925,735	11,039	26,859	(1,907)	35,991

Net income (unaudited)	—	—	531	—	531

Balance at March 31, 2001 (unaudited)	5,925,735	$11,039	$27,390	$(1,907)	$36,522

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(unaudited)
	For three months ended
	March 31,

	2001	2000

Cash flows from operating activities

Net income	$531	$1,342

Reconciliation of net income to net cash provided by operating activities

Depreciation of property and equipment and amortization of intangibles	722	622

Depreciation of rental-purchase merchandise	6,615	5,876

Deferred income taxes	300	150

(Gain) loss on disposal of property and equipment	—	(81)

Purchases of rental-purchase merchandise	(8,490)	(6,945)

Rental-purchase merchandise disposed, net	1,743	1,627

Increase (decrease) in

Income tax receivable	(47)	(161)

Prepaid expenses and other current assets	(220)	(130)

Accounts payable	792	336

Accrued compensation and related costs	(693)	(793)

Other liabilities and accrued expenses	474	(43)

Deferred revenue	303	—

Net cash provided by operating activities	2,030	1,800

Cash flows from investing activities

Purchase of property and equipment, net	(578)	(751)

Proceeds on the sale of property and equipment	10	93

Acquisitions	(247)	—

Net cash used in investing activities	(815)	(658)

Cash flows from financing activities

Proceeds from long-term debt	5,865	7,330

Repayments of long-term debt	(7,300)	(8,833)

Principal payments under capital lease obligations	—	(38)

Net cash used in financing activities	(1,435)	(1,541)

Net decrease in cash	(220)	(399)

Cash at beginning of period	1,426	440

Cash at end of period	$1,206	$41

Supplemental cash flow information:

Net cash paid during the period for

Interest	$195	$204

Income taxes	169	973

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Basis of Presentation

      Rainbow Rentals, Inc. (“Company”) is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. The Company operates 112 stores in eleven states: Connecticut, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company’s corporate headquarters is located in Canfield, Ohio.

      The financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report for fiscal year ended December 31, 2000.

2. Earnings Per Share

      Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

      The following table shows the amounts used in computing earnings per share.

	For the three months ended
	March 31,

	2001	2000

Numerator:

Net income available to common shareholders	$531	$1,342

Denominator:
Basic weighted average shares	5,925,735	5,925,735

Effect of dilutive stock options	10,233	—

Diluted weighted average shares	5,935,968	5,925,735

Basic earnings per share	$0.09	$0.23

Diluted earnings per share	$0.09	$0.23

3. Acquisitions

      The Company has recently made acquisitions of stores, rental purchase merchandise and rental purchase agreements. All acquisitions made were accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair market value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired (“goodwill”) is being amortized on a straight-line basis over periods ranging from 18 to 20 years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise, property and equipment and noncompete agreements. The aggregate purchase price of acquisitions for the three months ended March 31, 2001 and the year ended December 31, 2000 were $247 and $3,385, respectively.

4. Short-Term Debt

      The Company has a revolving loan agreement with a lending institution, which matures March 1, 2002 and is classified as short-term based on the maturity date. The maximum revolving loan amount under this agreement at March 31, 2001 was $16.0 million, of which $10.9 million was outstanding. Interest is charged on the outstanding loan balance at prime, however, the Company can request to have interest charged on a portion of the outstanding loan balance at the Interbank Offering Rate (IBOR) plus 200 basis points. At March 31, 2001, $10.0 million of the outstanding loan balance was subject to a rate of 7.06% (IBOR plus 200 basis points) and the remaining loan balance was subject to the prime rate of 8.0%. Additionally, the loan agreement calls for a nonuse fee equal to 0.25% per annum on the daily average amount by which the maximum revolving amount exceeds the outstanding loan balance.

The loan agreement is secured by substantially all assets, contract rights, documents and all rental agreements of the Company. There are four debt covenants that require the Company to maintain certain financial ratios as well as a minimum net worth. At March 31, 2001, the Company was in compliance with the covenants in the amended loan agreement.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

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

      During the current first quarter, the Company opened two new stores in existing markets and completed one acquisition. On March 1, 2001, the Company purchased the assets of two stores located in Tennessee and consolidated them into existing Company locations.

New Store Openings

      The Company’s primary method of growth is through the opening of new store locations. New store openings are dilutive to earnings for the first nine to twelve months as they build a customer base and develop a recurring revenue stream. Generally, new stores have a maturation period of approximately three years. The timing of new store openings and the number of stores in various stages of the three-year maturation process will have an effect on quarterly comparisons.

Results of Operations

      The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

	For the three months ended

	2001	2000

Statement of Income Data:

Revenues

Rental revenue	92.5%	92.4%

Fees	2.8	3.0

Merchandise sales	4.7	4.6

Total revenues	100.0	100.0

Operating expenses

Merchandise costs	34.5	33.4

Store expenses

Salaries and related	23.5	22.9

Occupancy	8.6	7.2

Advertising	6.3	4.7

Other expenses	13.8	12.7

Total store expenses	52.2	47.5

Total merchandise costs and store expenses	86.7	80.9

General and administrative expenses	7.6	7.2

Amortization of goodwill and noncompete agreements	0.7	0.6

Total operating expenses	95.0	88.7

Operating income	5.0	11.3

Interest expense	0.9	0.9

Other expense, net	0.4	0.3

Income before income taxes	3.7	10.1

Income taxes	1.5	4.1

Net income	2.2%	6.0%

Comparison of Three Months Ended March 31, 2001 and 2000

      For the three months ended March 31, 2001, total revenues increased $1.8 million to $24.3 million from $22.5 million, an increase of 8.1% over the comparable 2000 period. Revenue from the 18 stores opened and acquired in 2000 increased $2.3 million, offsetting a decrease of $0.5 million in revenue from comparable stores (stores in operation on January 1, 2000). Comparable store revenue decreased to $21.9 million from $22.4 million, a decrease of 2.5%. The decrease in comparable store revenue was due to a decline in the number of customers per store during the last half of 2000. Management believes the decline in customers was due to staffing shortages, increased competition and other market factors.

      For the three months ended March 31, 2001, merchandise costs increased to $8.4 million from $7.5 million, an increase of 11.7% over the comparable 2000 period due to merchandise costs associated with stores opened and acquired in 2000. As a percentage of revenues, merchandise costs increased to 34.5% from 33.4% due primarily to increased rentals of older, pre-rented merchandise at reduced rental rates in order to decrease the amount of pre-rented merchandise accumulated during 2000. Promotional merchandise and special offers also contributed to the percentage increase of merchandise costs.

      For the three months ended March 31, 2001, total store expenses increased $2.0 million to $12.7 million from $10.7 million, an increase of 18.8% over the comparable 2000 period. The increase in total store expenses was primarily due to the expenses associated with the 18 stores opened and acquired in 2000, which accounted for 78.1% of the total increase in store expenses, or $1.6 million. Store expenses of comparable stores increased $0.4 million (3.4%) due primarily to an increase in advertising and, to a lesser extent, expenses associated with the growth of stores opened during 1999. The increase in advertising expense of comparable stores was due to increased levels of spending in an effort to rebuild the Company’s customer base. As a percentage of total revenues, total store expenses increased to 52.2% from 47.5% primarily due to store expenses of comparable stores, which increased to 49.0% in 2001 from 46.8% in the comparable 2000 period. The percentage increase was primarily due to a 2.5% decrease in comparable store revenue and an increase in advertising expense. Also contributing to the percentage increase in total store expenses was the increased number of new store openings in 2000 compared to 1999, which totaled 11 and 9, respectively, and expenses of the stores acquired in 2000 which totaled $0.6 million and 67% of revenue.

      For the three months ended March 31, 2001, general and administrative expenses increased to $1.9 million from $1.6 million, an increase of 14.6% over the comparable 2000 period and, as a percentage of total revenues, increased to 7.6% from 7.2%. The increase was primarily due to the expansion of the Company’s regional management team, the addition of several key support personnel and increased consulting fees, all of which were necessitated by the Company’s anticipated growth.

      For the three months ended March 31, 2001, operating income decreased to $1.2 million from $2.5 million, a decrease of 52.8% over the comparable 2000 period and, as a percentage of total revenues, decreased to 5.0% from 11.3% due to the factors discussed above.

      For the three months ended March 31, 2001, the Company’s effective tax rate decreased to 40.5% from 41.0% due to lower effective state tax rates.

      For the three months ended March 31, 2001, net income decreased to $0.5 million from $1.3 million, a decrease of 60.4% over the comparable 2000 period and, as a percentage of total revenues, decreased to 2.2% from 6.0% due to the factors discussed above.

Liquidity and Capital Resources

      The Company’s primary requirements for capital consist of purchasing additional and replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. For the three months ended March 31, 2001 and 2000, purchases of rental merchandise (excluding acquisitions) amounted to $8.5 million and $6.9 million, respectively. The increase reflects merchandise inventory purchased for new store openings and acquisitions (excludes acquired inventory).

      For the three months ended March 31, 2001, cash provided by operating activities increased to $2.0 million from $1.8 million for the comparable 2000 period. Cash used in investing activities increased to $0.8 million from $0.7 million. Cash used in financing activities decreased to $1.4 million from $1.5 million.

      The Company currently has a $14.0 million revolving loan agreement with a lending institution (the “Credit Facility”) with a maturity date of March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of a specified amount. Availability under the Company’s Credit Facility as of May 15, 2001 was approximately $3.0 million. The Company is seeking new long-term debt financing with other institutional lenders to replace its current Credit Facility.

      The Company plans to open approximately four stores during the remainder of the year. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, seek to obtain additional debt or equity financing, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Forward- Looking Statements

      When used in this Form 10-Q, or, in future filings by Rainbow Rentals, Inc. with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, (i) the ability of the Company to execute effectively its expansion program, (ii) the ability to attract and retain quality store personnel and (iii) changes in the government’s regulation of the industry, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above and other factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. For further information, please refer to the Company’s filings with the Securities and Exchange Commission, including specifically the Risk Factors contained in the Company’s prospectus dated June 4, 1998.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      There were no material changes in information about market risk from that provided in the 2000 Annual Report to Shareholders.

PART II — OTHER INFORMATION
RAINBOW RENTALS, INC.
MARCH 31, 2001

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibit No.

	4.6	Consent and Amendment No. 14 and Fifth Amended and Restated Supplement A to Loan and Security Agreement between the Company and Bank of America National Trust and Savings Association, dated May 15, 2001.

B.	Reports on Form 8-K: None

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW RENTALS, INC
(Registrant)

/s/ WAYLAND J. RUSSELL

Wayland J. Russell, Chairman and
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2001

/s/ MICHAEL A. PECCHIA

Michael A. Pecchia,
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 15, 2001