Form 10-K/A
period 2000-12-31
RAINBOW RENTALS INC
filed 2001-06-29
CIK 1058441

FORM 10-K/A
Exhibit 99.1 - 11-K
Exhibit 99.2 - Consent

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:           December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________________ to ________________.

Commission File No. 0-24333 RAINBOW RENTALS, INC. (Exact name of Registrant as specified in its charter)

Ohio	34-1512520

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3711 STARR CENTRE DRIVE CANFIELD, OHIO 44406 (Address of principal executive offices) (Zip Code)

330-533-5363 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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
[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [  ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $15,817,813 at March 19, 2001. The number of common shares outstanding at March 19, 2001 was 5,925,735.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be mailed to stockholders in connection with the registrant’s 2001 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

PART II

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES OR REPORTS ON FORM 8-K

(a) (3) Exhibits

99.1 Form 11-K Annual Report for the Company’s 401(k) Profit Sharing Plan

99.2 Consent of Independent Public Accountants

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2001		RAINBOW RENTALS, INC.

	By:	/s/ Michael A. Pecchia Michael A. Pecchia, Chief Financial Officer