Form 10-Q
period 2001-06-30
RAINBOW RENTALS INC
filed 2001-08-10
CIK 1058441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____.

Commission File No. 0-24333

RAINBOW RENTALS, INC.
(Exact name of Registrant as specified in its charter)

Ohio (State of Incorporation)	34-1512520 (IRS Employer Identification No.)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JULY 31, 2001
Common stock, no par value	5,925,735

RAINBOW RENTALS, INC.
INDEX

RAINBOW RENTALS, INC.

CONDENSED BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2001	2000

Assets

Current assets

Cash	$1,664	$1,426

Rental-purchase merchandise, net	35,747	36,545

Income tax receivable	640	778

Prepaid expenses and other current assets	1,877	1,709

Total current assets	39,928	40,458

Property and equipment, net	5,265	5,259

Deferred income taxes	1,460	1,460

Goodwill, net	9,355	9,887

Other assets, net	1,217	1,365

Total assets	$57,225	$58,429

Liabilities and Shareholders’ Equity

Current liabilities

Short-term debt	$8,623	$—

Accounts payable	3,126	2,410

Accrued compensation and related costs	1,394	1,525

Other liabilities and accrued expenses	3,164	2,485

Deferred income taxes	3,978	3,678

Total current liabilities	20,285	10,098

Long-term debt	—	12,340

Total liabilities	20,285	22,438

Shareholders’ equity

Serial preferred stock, no par value; 2,000,000 shares authorized none issued	—	—

Common stock, no par value; 10,000,000 shares authorized, 6,392,610 issued and 5,925,735 outstanding	11,039	11,039

Retained earnings	27,808	26,859

Treasury stock, 466,875 common shares at cost	(1,907)	(1,907)

Total shareholders’ equity	36,940	35,991

Total liabilities and shareholders’ equity	$57,225	$58,429

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.

CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues

Rental revenue	$22,211	$21,101	$44,677	$41,863

Fees	698	693	1,383	1,364

Merchandise sales	680	592	1,818	1,621

Total revenues	23,589	22,386	47,878	44,848

Operating expenses

Merchandise costs	8,041	7,173	16,430	14,680

Store expenses

Salaries and related	5,522	5,215	11,232	10,350

Occupancy	2,069	1,713	4,161	3,332

Advertising	1,520	1,015	3,043	2,061

Other expenses	3,145	2,813	6,489	5,674

Total store expenses	12,256	10,756	24,925	21,417

Total merchandise costs and store expenses	20,297	17,929	41,355	36,097

General and administrative expenses	1,965	1,713	3,820	3,330

Amortization of goodwill and noncompete agreements	174	134	349	266

Total operating expenses	22,436	19,776	45,524	39,693

Operating income	1,153	2,610	2,354	5,155

Interest expense	188	197	413	395

Other expense, net	262	120	347	193

Income before income taxes	703	2,293	1,594	4,567

Income taxes	285	938	645	1,870

Net income	$418	$1,355	$949	$2,697

Earnings per common share:

Basic and diluted earnings per share	$0.07	$0.23	$0.16	$0.46

Weighted average common shares outstanding:

Basic	5,925,735	5,925,735	5,925,735	5,925,735

Diluted	5,932,146	5,925,735	5,934,057	5,925,735

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock				Total
			Retained	Treasury	Shareholders'
	Shares	Cost	Earnings	Stock	Equity

Balance at December 31, 1999	5,925,735	$11,039	$22,754	$(1,907)	$31,886

Net income	—	—	4,105	—	4,105

Balance at December 31, 2000	5,925,735	11,039	26,859	(1,907)	35,991

Net income (unaudited)	—	—	949	—	949

Balance at June 30, 2001 (unaudited)	5,925,735	$11,039	$27,808	$(1,907)	$36,940

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(unaudited)
	For the six months ended
	June 30,

	2001	2000

Cash flows from operating activities

Net income	$949	$2,697

Reconciliation of net income to net cash provided

by operating activities

Depreciation of property and equipment and

amortization of intangibles	1,473	1,400

Depreciation of rental-purchase merchandise	13,293	11,708

Loss on write-down of rental purchase merchandise	46	—

Write-off of goodwill from sale of store	260	—

Deferred income taxes	300	300

(Gain) loss on disposal of property and equipment	11	(97)

Gain on sale of store assets	(110)	—

Purchases of rental-purchase merchandise	(15,716)	(15,225)

Rental-purchase merchandise disposed, net	3,155	2,900

Increase (decrease) in

Income tax receivable	138	—

Prepaid expenses and other current assets	(168)	(177)

Accounts payable	814	(253)

Accrued compensation and related costs	(131)	(184)

Other liabilities and accrued expenses	679	(89)

Net cash provided by operating activities	4,993	2,980

Cash flows from investing activities

Purchase of property and equipment, net	(1,046)	(1,565)

Proceeds from sale of property and equipment	31	176

Proceeds from sale of store assets	272	—

Acquisitions	(245)	(351)

Net cash used in investing activities	(988)	(1,740)

Cash flows from financing activities

Proceeds from long-term debt	11,225	15,367

Current installments and repayments of long-term debt	(14,942)	(16,493)

Loan origination fees paid	(50)	—

Principal payments under capital lease obligations	—	(118)

Net cash used in financing activities	(3,767)	(1,244)

Net increase (decrease) in cash	238	(4)

Cash at beginning of period	1,426	440

Cash at end of period	$1,664	$436

Supplemental cash flow information

Net cash paid during the period for

Interest	449	393

Income taxes	278	1,956

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Basis of Presentation

      Rainbow Rentals, Inc. (“Rainbow” or “Company”) is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. Rainbow currently operates 109 stores in eleven states: Connecticut, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. Rainbow’s corporate headquarters is located in Canfield, Ohio.

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

      The following table shows the amounts used in computing earnings per share. Dollars are in thousands, except per share amounts.

	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Net income available to common shareholders	$418	$1,355	$949	$2,697

Denominator:

Basic weighted average shares	5,925,735	5,925,735	5,925,735	5,925,735

Effect of diluted stock options	6,411	—	8,322	—

Diluted weighted average shares	5,932,146	5,925,735	5,934,057	5,925,735

Basic earnings per share	$0.07	$0.23	$0.16	$0.46

Diluted earnings per share	$0.07	$0.23	$0.16	$0.46

3. Acquisitions

      The Company has recently made acquisitions of stores, rental purchase merchandise and rental purchase agreements. All acquisitions made were accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair market value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired (“goodwill”) is being amortized on a straight-line basis over periods ranging from 18 to 20 years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise, property and equipment and non-compete agreements. The aggregate purchase price of acquisitions for the six months ended June 30, 2001 and the year ended December 31, 2000 were $245 and $3,385, respectively.

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

      During the current second quarter, Rainbow closed two stores and consolidated them into other nearby Rainbow locations. In addition, Rainbow sold an under-performing store to a competitor and recorded a net loss of $89,000, or $.02 per diluted share. The net loss was the result of writing off the unamortized goodwill associated with the sold store. At June 30, 2001, Rainbow operated 109 stores compared to 101 stores at June 30, 2000.

New Store Openings

      Rainbow’s primary method of growth is through the opening of new store locations. New store openings are dilutive to earnings generally for the first nine to twelve months as they build a customer base and develop a recurring revenue stream. Generally, new stores have a maturation period of approximately three years. The timing of new store openings and the number of stores in various stages of the three-year maturation process will have an effect on quarterly comparisons. Currently, Rainbow is planning four new store openings by the end of the next quarter.

Results of Operations

      The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues

Rental revenue	94.2%	94.3%	93.3%	93.3%

Fees	2.9	3.1	2.9	3.1

Merchandise sales	2.9	2.6	3.8	3.6

Total revenues	100.0	100.0	100.0	100.0

Operating expenses

Merchandise costs	34.1	32.1	34.3	32.7

Store expenses

Salaries and related	23.4	23.3	23.4	23.1

Occupancy	8.8	7.6	8.7	7.4

Advertising	6.5	4.5	6.4	4.6

Other expenses	13.3	12.6	13.6	12.7

Total store expenses	52.0	48.0	52.1	47.8

Total merchandise costs and store expenses	86.1	80.1	86.4	80.5

General and administrative expenses	8.3	7.7	8.0	7.4

Amortization of goodwill and noncompete agreements	0.7	0.5	0.7	0.6

Total operating expenses	95.1	88.3	95.1	88.5

Operating income	4.9	11.7	4.9	11.5

Interest expense	0.8	0.9	0.9	0.9

Other expense, net	1.1	0.5	0.7	0.4

Income before income taxes	3.0	10.3	3.3	10.2

Income taxes	1.2	4.2	1.3	4.2

Net income	1.8%	6.1%	2.0%	6.0%

Comparison of the Three and Six Months Ended June 30, 2001 and 2000

      Total revenues increased $1.2 million, or 5.4%, to $23.6 million for the three months ended June 30, 2001 compared to $22.4 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, total revenues increased $3.0 million, or 6.8%, to $47.9 million compared to $44.9 million for the six months ended June 30, 2000. Revenues from stores opened and acquired in 2000 increased $2.0 million comparing the three months ended June 30, 2001 and 2000, and $4.6 million comparing the six months ended June 30, 2001 and 2000. However, partially offsetting these increases were declines in revenues of comparable stores (excluding divestitures) totaling $0.8 million comparing the three months ended June 30, 2001 and 2000, and $1.6 million comparing the six months ended June 30, 2001 and 2000. Comparable store revenue totaled $21.4 million and $22.2 million, respectively, for the three months ended June 30, 2001 and 2000, and $42.7 million and $44.3 million, respectively, for the six months ended June 30, 2001 and 2000. The decrease in comparable store revenue for the three- and six-month periods was due to a decline in the number of customers per store. Management believes the decline in customers was due to increased competition and other market factors.

      Merchandise costs increased $0.9 million, or 12.1%, to $8.0 million for the three months ended June 30, 2001 compared to $7.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, merchandise costs increased $1.7 million, or 11.9%, to $16.4 million compared to $14.7 million for the six months ended June 30, 2000. The increase in merchandise costs comparing the three- and six-month periods was primarily attributable to new stores opened and acquired in 2000. Merchandise costs totaled 34.1% and 32.1% of revenues, respectively, for the three months ended June 30, 2001 and 2000, and 34.3% and 32.7% of revenues, respectively, for the six months ended June 30, 2001 and 2000. The increases in merchandise costs as a percentage of revenue comparing the three- and six-month periods were primarily due to increased rentals of older, pre-rented merchandise at reduced rental rates in order to decrease the amount of pre-rented merchandise accumulated during 2000. To a lesser extent, promotional merchandise and special offers contributed to the increased merchandise costs as a percentage of revenues.

      Store expenses increased $1.5 million, or 13.9%, to $12.3 million for the three months ended June 30, 2001 compared to $10.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, store expenses increased $3.5 million, or 16.4%, to $24.9 million compared to $21.4 million for the six months ended June 30, 2000. Approximately 80% of the increases in store expenses for the comparable three- and six-month periods were attributable to stores opened and acquired during 2000. Store expenses totaled 52.0% and 48.0% of revenues, respectively, for the three months ended June 30, 2001 and 2000, and 52.1% and 47.8% of revenues, respectively, for the six months ended June 30, 2001 and 2000. The increases in store expenses as a percentage of revenue comparing the three- and six- month periods were primarily attributable to the decline in comparable store revenue mentioned above in addition to an increased number of store openings in 2000 when compared to 1999.

      General and administrative expenses increased $0.3 million, or 14.7% to $2.0 million for the three months ended June 30, 2001 compared to $1.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expenses increased $0.5 million, or 14.7%, to $3.8 million compared to $3.3 million for the six months ended June 30, 2000. The increases in general and administrative expenses comparing the three- and six-month periods were primarily due to expanding the Company’s regional management team, adding key support personnel and increased consulting fees in an effort to facilitate the Company’s anticipated growth.

Liquidity and Capital Resources

      The Company’s primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations and borrowings.

      For the six months ended June 30, 2001 and 2000, purchases of rental merchandise (excluding acquired inventory) amounted to $15.7 million and $15.2 million, respectively.

      For the six months ended June 30, 2001, cash provided by operations totaled $5.0 million compared to $3.0 million for the six months ended June 30, 2000. Cash used in investing activities decreased $0.7 million and totaled $1.0 million and $1.7 million, respectively, for the six months ended June 30, 2001 and 2000. The decrease was primarily due to a decline in property and equipment purchases as a result of less store openings in 2001 compared to 2000. Cash used in financing activities increased $2.6 million and totaled $3.8 million and $1.2 million, respectively, for the six months ended June 30, 2001 and 2000. Due to the decline in the number of store openings in 2001 compared to 2000, the Company used cash to reduce its debt.

      The Company currently has a $14.0 million revolving loan agreement with a lending institution (the “Credit Facility”) with a maturity date of March 1, 2002. The Credit Facility includes certain cash flow, net worth and idle inventory requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets outside the ordinary course of business, pay dividends, engage in certain acquisition transactions and make capital expenditures (excluding the purchase of rental merchandise) in excess of specified amounts. Availability under the Company’s Credit Facility as of August 10, 2001 was approximately $7.0 million. The Company is seeking new long-term debt financing with other institutional lenders to replace its current Credit Facility and management expects such financing will be obtained before the maturity of the current Credit Facility.

      The Company plans to open approximately four stores during the next quarter. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the

Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, seek to obtain additional debt or equity financing, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

      The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to adoption of Statement 142.

      Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after the adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity method goodwill] is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.

As of the date of the adoption, the Company expects to have unamortized goodwill in the amount of $9.1 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $486,000 and $267,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Non-compete agreements and the related amortization are not subject to the provisions of Statements 141 and 142.

Forward-Looking Statements

      When used in this Form 10-Q, or, in future filings by Rainbow Rentals, Inc. with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, (i) the ability of the Company to execute effectively its expansion program, (ii) the ability to attract and retain quality store personnel, (iii) the ability of the Company to obtain additional financing and (iv) changes in the government’s regulation of the industry, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above and other factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. For further information, please refer to the Company’s filings with the Securities and Exchange Commission, including specifically the Risk Factors contained in the Company’s prospectus dated June 4, 1998.

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

PART II — OTHER INFORMATION
RAINBOW RENTALS, INC.
JUNE 30, 2001

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of shareholders was held on May 17, 2001.

(b)	At the annual meeting, the Company’s shareholders elected Wayland J. Russell, Lawrence S. Hendricks, Michael J. Viveiros, Brian L. Burton, Ivan J. Winfield and Robert A. Glick as directors for a one-year term which expires at the annual meeting of shareholders in 2002.

The following tabulation represents voting for the directors:

	For	Withheld Authority

Wayland J. Russell	5,543,015	352,175

Lawrence S. Hendricks	5,892,660	2,530

Michael J. Viveiros	5,892,660	2,530

Brian L. Burton	5,892,660	2,530

Ivan J. Winfield	5,892,660	2,530

Robert A. Glick	5,892,660	2,530

(c)	At the annual meeting, the Company’s shareholders ratified the appointment of KPMG LLP as auditors of the Company for 2001. The holders of 5,892,190 shares of the Company’s common stock voted to ratify the appointment. No shares were voted against the ratification and 3,000 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits: None

B.	Reports on Form 8-K: None

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW RENTALS, INC. (Registrant)

/s/ WAYLAND J. RUSSELL Wayland J. Russell, Chairman and Chief Executive Officer (Principal Executive Officer) Date: August 10, 2001

/s/ MICHAEL A. PECCHIA Michael A. Pecchia, Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 10, 2001