Form 10-Q
period 2001-09-30
RAINBOW RENTALS INC
filed 2001-11-14
CIK 1058441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _____________ to _______________.

Commission File No. 0-24333

RAINBOW RENTALS, INC. (Exact name of Registrant as specified in its charter)

Ohio (State of Incorporation)	34-1512520 (IRS Employer Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT OCTOBER 31, 2001
Common stock, no par value	5,925,735

RAINBOW RENTALS, INC.
INDEX

RAINBOW RENTALS, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2001	2000

Assets
Current assets
Cash	$900	$1,426
Rental-purchase merchandise, net	36,151	36,545
Income tax receivable	632	778
Prepaid expenses and other current assets	1,871	1,709

Total current assets	39,554	40,458
Property and equipment, net	5,425	5,259
Deferred income taxes	1,845	1,460
Goodwill, net	9,229	9,887
Other assets, net	1,109	1,365

Total assets	$57,162	$58,429

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$6,103	$—
Accounts payable	5,244	2,410
Accrued compensation and related costs	1,175	1,525
Other liabilities and accrued expenses	2,674	2,485
Deferred income taxes	4,632	3,678

Total current liabilities	19,828	10,098
Long-term debt	—	12,340

Total liabilities	19,828	22,438
Shareholders’ equity
Serial preferred stock, no par value; 2,000,000 shares authorized none issued	—	—
Common stock, no par value; 10,000,000 shares authorized, 6,392,610 issued and 5,925,735 outstanding	11,039	11,039
Retained earnings	28,202	26,859
Treasury stock, 466,875 common shares at cost	(1,907)	(1,907)

Total shareholders’ equity	37,334	35,991

Total liabilities and shareholders’ equity	$57,162	$58,429

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.
CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues
Rental revenue	$21,395	$22,096	$66,072	$63,959
Fees	663	762	2,046	2,126
Merchandise sales	596	669	2,414	2,290

Total revenues	22,654	23,527	70,532	68,375
Operating expenses
Merchandise costs	8,036	7,851	24,466	22,531
Store expenses
Salaries and related	5,328	5,948	16,560	16,298
Occupancy	2,037	2,071	6,198	5,402
Advertising	1,285	1,059	4,329	3,121
Other expenses	3,001	3,195	9,490	8,868

Total store expenses	11,651	12,273	36,577	33,689

Total merchandise costs and store expenses	19,687	20,124	61,043	56,220
General and administrative expenses	1,922	1,874	5,741	5,203
Amortization of goodwill and noncompete agreements	168	172	516	438

Total operating expenses	21,777	22,170	67,300	61,861

Operating income	877	1,357	3,232	6,514
Interest expense	141	266	555	662
Other expense, net	74	105	421	299

Income before income taxes	662	986	2,256	5,553
Income taxes	268	407	913	2,277

Net income	$394	$579	$1,343	$3,276

Earnings per common share:
Basic and diluted earnings per share	$0.07	$0.10	$0.23	$0.55

Weighted average common shares outstanding:
Basic	5,925,735	5,925,735	5,925,735	5,925,735

Diluted	5,946,905	5,969,609	5,938,340	5,935,846

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock				Total
			Retained	Treasury	Shareholders'
	Shares	Cost	Earnings	Stock	Equity

Balance at December 31, 1999	5,925,735	$11,039	$22,754	$(1,907)	$31,886
Net income	—	—	4,105	—	4,105

Balance at December 31, 2000	5,925,735	11,039	26,859	(1,907)	35,991
Net income (unaudited)	—	—	1,343	—	1,343

Balance at September 30, 2001 (unaudited)	5,925,735	$11,039	$28,202	$(1,907)	$37,334

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(unaudited)
	For the nine months ended
	September 30,

	2001	2000

Cash flows from operating activities
Net income	$1,343	$3,276
Reconciliation of net income to net cash provided by operating activities
Depreciation of property and equipment and amortization of intangibles	2,216	1,971
Depreciation of rental-purchase merchandise	19,817	18,146
Loss on write-down of rental purchase merchandise	46	—
Write-off of goodwill from sale of store	260	—
Deferred income taxes	569	450
(Gain) loss on disposal of property and equipment	8	(115)
Gain on sale of store assets	(110)	—
Purchases of rental-purchase merchandise	(24,143)	(22,759)
Rental-purchase merchandise disposed, net	4,655	4,416
(Increase) decrease in
Income tax receivable	146	(251)
Prepaid expenses and other current assets	(178)	95
Increase (decrease) in
Accounts payable	2,931	399
Accrued income taxes	—	(432)
Accrued compensation and related costs	(350)	(369)
Other liabilities and accrued expenses	189	(122)

Net cash provided by operating activities	7,399	4,705

Cash flows from investing activities
Purchase of property and equipment, net	(1,714)	(2,118)
Proceeds from sale of property and equipment	49	141
Proceeds from sale of store assets	272	—
Acquisitions	(245)	(3,736)

Net cash used in investing activities	(1,638)	(5,713)

Cash flows from financing activities
Proceeds from long-term debt	17,495	23,542
Current installments and repayments of long-term debt	(23,732)	(22,850)
Loan origination fees paid	(50)	—
Principal payments under capital lease obligations	—	(124)

Net cash provided by (used in) financing activities	(6,287)	568

Net decrease in cash	(526)	(440)
Cash at beginning of period	1,426	440

Cash at end of period	$900	$—

Supplemental cash flow information
Net cash paid during the period for
Interest	580	651
Income taxes	305	2,600

See accompanying notes to condensed financial statements.

RAINBOW RENTALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Basis of Presentation

     The financial statements of Rainbow Rentals, Inc. (“Rainbow” or “Company”) have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report for fiscal year ended December 31, 2000.

2. Earnings Per Share

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

     The following table shows the amounts used in computing earnings per share.

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Net income available to common shareholders	$394	$579	$1,343	$3,276
Denominator:
Basic weighted average shares	5,925,735	5,925,735	5,925,735	5,925,735
Effect of diluted stock options	21,170	43,874	12,605	10,111

Diluted weighted average shares	5,946,905	5,969,609	5,938,340	5,935,846

Basic earnings per share	$0.07	$0.10	$0.23	$0.55

Diluted earnings per share	$0.07	$0.10	$0.23	$0.55

3. Acquisitions

     The Company has made acquisitions of stores, rental purchase merchandise and rental purchase agreements. All acquisitions made were accounted for using the purchase method of accounting. Accordingly, all identifiable assets were recorded at their estimated fair market value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired (“goodwill”) is being amortized on a straight-line basis over periods ranging from 18 to 20 years. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise, property and equipment and non-compete agreements. The aggregate purchase price of acquisitions for the nine months ended September 30, 2001 and the year ended December 31, 2000 were $245 and $3,721, respectively. See “New Accounting Pronouncements” on page 11 of this document regarding business combinations, goodwill, other intangible assets and the impairment or disposal of long-lived assets.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results
of Operations

General

     The Company is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. Rainbow currently operates 113 stores in eleven states: Connecticut, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. At September 30, 2000, Rainbow operated 110 stores. Rainbow’s corporate headquarters is located in Canfield, Ohio.

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

     During the third quarter, Rainbow opened four new stores — two in existing markets and two in new markets. Since the beginning of 2001, Rainbow opened six stores, consolidated two stores into existing locations and sold one store. Rainbow is planning twelve new store openings during calendar 2002.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues
Rental revenue	94.5%	93.9%	93.7%	93.5%
Fees	2.9	3.2	2.9	3.1
Merchandise sales	2.6	2.9	3.4	3.4

Total revenues	100.0	100.0	100.0	100.0
Operating expenses
Merchandise costs	35.5	33.4	34.7	33.0
Store expenses
Salaries and related	23.5	25.3	23.5	23.8
Occupancy	9.0	8.8	8.8	7.9
Advertising	5.7	4.5	6.1	4.6
Other expenses	13.2	13.5	13.5	13.0

Total store expenses	51.4	52.1	51.9	49.3

Total merchandise costs and store expenses	86.9	85.5	86.6	82.3
General and administrative expenses	8.5	8.0	8.1	7.6
Amortization of goodwill and noncompete agreements	0.7	0.7	0.7	0.6

Total operating expenses	96.1	94.2	95.4	90.5

Operating income	3.9	5.8	4.6	9.5
Interest expense	0.6	1.1	0.8	1.0
Other expense, net	0.3	0.5	0.6	0.4

Income before income taxes	3.0	4.2	3.2	8.1
Income taxes	1.2	1.7	1.3	3.3

Net income	1.8%	2.5%	1.9%	4.8%

Comparison of the Three and Nine Months Ended September 30, 2001 and 2000

     Total revenues decreased $873,000, or 3.7%, to $22.6 million for the three months ended September 30, 2001 compared to $23.5 million for the three months ended September 30, 2000. Revenues from comparable stores (stores in operation on July 1, 2000) totaled $22.0 million for the three months ended September 30, 2001, a decline of $1.3 million compared to the same prior year period. The decline in comparable store revenue was partially due to a decrease in average customers per store comparing the three months ended September 30, 2001 and 2000. To a lesser extent, a decrease in the average rate charged per rental agreement contributed to the decline in comparable store revenue. The decline in comparable store revenue was partially offset by a $514,000 increase in revenue from stores opened and acquired after July 1, 2000, which totaled $651,000 and $137,000, respectively, for the three months ended September 30, 2001 and 2000.

     Total revenues increased $2.1 million, or 3.2%, to $70.5 million for the nine months ended September 30, 2001 compared to $68.4 million for the nine months ended September 30, 2000. Revenue from stores opened and acquired in 2000 totaled $7.4 million for the nine months ended September 30, 2001, an increase of $5.5 million compared to the same prior year period due to the inclusion of a full nine months’ results in 2001. This increase was partially offset by a $3.4 million decline in revenue from comparable stores (stores in operation on January 1, 2000), which totaled $62.7 million and $66.1 million, respectively, for the nine months ended September 30, 2001 and 2000. The decline in comparable store revenue was primarily due to a decrease in average customers per store. Management believes the decline in customers per store was due to increased competition and other market factors.

     Merchandise costs increased $185,000, or 2.4%, to $8.0 million for the three months ended September 30, 2001 compared to $7.8 million for the three months ended September 30, 2000. The increase in merchandise costs was primarily due to stores opened and acquired after July 1, 2000, which accounted for $133,000, or 72% of the increase. Merchandise costs totaled 35.5% of revenues for the three months ended September 30, 2001 compared to 33.4% of revenues for the three months ended September 30, 2000.

     Merchandise costs increased $1.9 million, or 8.6%, to $24.4 million for the nine months ended September 30, 2001 compared to $22.5 million for the nine months ended September 30, 2000. The increase was predominantly due to the inclusion of a full nine months’ merchandise costs from stores opened and acquired in 2000. Merchandise costs totaled 34.7% of revenues for the nine months ended September 30, 2001 compared to 33.0% of revenues for the nine months ended September 30, 2000.

     The increases in merchandise costs as a percentage of revenue comparing both the three- and nine-month periods were primarily due to increased rentals of older, pre-rented merchandise at lower rental rates. In addition, the Company recently lowered rental rates on new merchandise in an effort to increase its customer base. As a result, the Company’s customer base increased 2.6% during the month of September 2001, which should have a positive effect on future revenues if the increase can be maintained. To a lesser extent, promotional merchandise and special offers contributed to the increased merchandise costs as a percentage of revenues.

     Store expenses decreased $622,000, or 5.1%, to $11.7 million for the three months ended September 30, 2001 compared to $12.3 million for the three months ended September 30, 2000. The decrease was primarily attributable to a decline in salaries and related expenses associated with staffing reductions at the store level as a result of the decline in the number of customers per store since mid-2000. Other store expenses declined $194,000 from store-level cost reductions; however, advertising spending increased $226,000 reflecting management’s effort to increase customer traffic. Store expenses modestly decreased to 51.4% of revenues for the three months ended September 30, 2001 from 52.1% of revenues for the three months ended September 30, 2000.

     Store expenses increased $2.9 million, or 8.6%, to $36.6 million for the nine months ended September 30, 2001 compared to $33.7 million for the nine months ended September 30, 2000. The increase was partly due to increases in occupancy and other expenses totaling $796,000 and $622,000, respectively, which was attributable to stores opened and acquired during 2000. In addition, advertising expense increased $1.2 million comparing the nine month periods due to both stores opened and acquired in 2000 and increased spending levels in an effort to rebuild Rainbow’s customer base. Store expenses totaled 51.9% of revenues for the nine months ended September 30, 2001 compared to 49.3% of revenues for the nine months ended September 30, 2000. The increase in store expenses as a percentage of revenue was largely attributable to the decline in comparable store revenue mentioned above.

     General and administrative expenses increased $538,000 comparing the nine months ended September 30, 2001 and 2000. This increase was primarily due to expanding the Company’s regional management team, adding key support personnel and increased consulting fees in an effort to facilitate the Company’s anticipated growth.

     Income taxes decreased $139,000 and $1.4 million, respectively, comparing the three and nine months ended September 30, 2001 and 2000. This was attributable to a decline in income before tax for both the three- and nine-month periods. For the nine months ended September 30, 2001, the Company’s effective income tax rate was 40.5%, a decline from 41.0% for the nine months ended September 30, 2000 due to lower effective state tax rates.

Liquidity and Capital Resources

     The Company’s primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations and borrowings.

     For the nine months ended September 30, 2001 and 2000, purchases of rental merchandise (excluding acquired inventory) amounted to $24.1 million and $22.8 million, respectively.

     For the nine months ended September 30, 2001, cash provided by operations totaled $7.4 million compared to $4.7 million for the nine months ended September 30, 2000. Cash used in investing activities decreased $4.1 million and totaled $1.6 million and $5.7 million, respectively, for the nine months ended September 30, 2001 and 2000. The decrease was primarily due to fewer new store openings and acquisitions of stores and related merchandise during 2001 as compared to 2000. Due to significant repayments on the Company’s debt, cash used in financing activities totaled $6.3 million for the nine months ended September 30, 2001 compared to financing activities providing $568,000 for the nine months ended September 30, 2000.

     The Company has $14.0 million revolving loan facility (the “Credit Facility”) with a maturity date of March 1, 2002. The Credit Facility includes certain cash flow, net worth and other covenants. At September 30, 2001, the Company was not in compliance with two of the four covenants of the Credit Facility. As a consequence, the interest rate charged on the outstanding balance increased to 8% (equal to prime plus 3%) effective October 1, 2001. Prior to that date, the interest rate charged on a portion of the outstanding balance was based on the Interbank Offering Rate plus an additional margin ranging from 1.875% to 2.25% (depending on the Company’s leverage ratio) with interest on the remaining balance at prime. The weighted average rate charged on the Company’s Credit Facility for the quarter ended September 30, 2001 was 6.50%. In addition, the Credit Facility has been reduced to $11 million. At October 31, 2001, availability under the existing reduced facility was approximately $3 million. In November 2001, the Company signed a proposal to replace its existing facility with a secured three-year $25 million syndicated facility. The Company expects to complete the refinancing early in the first quarter of 2002, subject to customary conditions, due diligence and execution of definitive documentation. The Company believes the new agreement, when executed, will provide the Company with sufficient availability to meet its anticipated working capital requirements and capital expenditure requirements over the next 12 months.

New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, Statement 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at lower of their fair values or carrying amounts and depreciation is no longer recognized. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact that Statement 144 will have on its consolidated financial position, results of operations or cash flows.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria for intangible assets acquired and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144.

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

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.

     As of the date of the adoption, the Company expects to have unamortized goodwill in the amount of $9.1 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $486,000 and $394,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

Forward-Looking Statements

     When used in this Form 10-Q, or, in future filings by Rainbow Rentals, Inc. with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, (i) the ability of the Company to execute effectively its expansion program, (ii) the ability to attract and retain quality store personnel, (iii) the ability of the Company to refinance its current debt and obtain additional financing and (iv) changes in the government’s regulation of the industry, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above and other factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. For further information, please refer to the Company’s filings with the Securities and Exchange Commission, including specifically the Risk Factors contained in the Company’s prospectus dated June 4, 1998.

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
SEPTEMBER 30, 2001

Item 6. Exhibits and Reports on Form 8-K

     A.     Exhibits: None

     B.     Reports on Form 8-K: None

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW RENTALS, INC. (Registrant)

/s/ WAYLAND J. RUSSELL Wayland J. Russell, Chairman and Chief Executive Officer (Principal Executive Officer) Date: November 12, 2001

/s/ MICHAEL A. PECCHIA Michael A. Pecchia, Chief Financial Officer (Principal Financial and Accounting Officer) Date: November 12, 2001