Form 10-K
period 2001-12-31
RAINBOW RENTALS INC
filed 2002-03-29
CIK 1058441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             (Mark One)

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended: December 31, 2001

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ___________.

                           Commission File No. 0-24333

                              RAINBOW RENTALS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                             34-1512520
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                   3711 Starr Centre Drive, Canfield, OH 44406
                   -------------------------------------------
                    (Address of principal executive offices)

                                  330-533-5363
                               -------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $19.1 million at March 18, 2002. The number of common shares outstanding at March 18, 2002 was 5,925,735.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be mailed to stockholders in connection with the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

                              RAINBOW RENTALS, INC.

                                      INDEX

                                     PART I

Item 1.  Business                                                             4
Item 2.  Properties                                                          11
Item 3.  Legal Proceedings                                                   12
Item 4.  Submission of Matters to a Vote of Security Holders                 12


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters                                                             13
Item 6.  Selected Financial Data                                             14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15
Item 7a. Quantitative and Qualitative Disclosures About Market Risk          21
Item 8.  Financial Statements and Supplementary Data                         21
Item 9.  Changes and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                21


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  22
Item 11. Executive Compensation                                              22
Item 12. Security Ownership of Certain Beneficial Owners and Management      22
Item 13. Certain Relationships and Related Transactions                      22


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                            23

                                     PART I

FORWARD-LOOKING STATEMENTS

      When used in this Form 10-K, or, in future filings by Rainbow Rentals, Inc. (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, (i) the ability of the Company to execute effectively its expansion program, (ii) the ability to attract and retain quality store personnel and (iii) changes in the government's regulation of the industry, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above and other factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISK FACTORS

      Risk Associated with the Rental-Purchase Business. The operating success of the Company, like other participants in the rental-purchase industry, depends upon a number of factors. These factors include the ability to maintain and increase the number of units on rent, the collection of the rental payments when due and the control of inventory and other costs. In addition, the failure of the Company's management information systems to monitor the stores, the failure of the Company's internal audit personnel to adequately detect any problems with a store, or the failure of store managers to follow operating guidelines, could have a material adverse effect on the Company's business, financial condition or results of operations. The rental-purchase industry is also affected by changes in consumer confidence, preferences and attitudes, as well as general economic factors. Failure to respond to changing market trends could adversely affect the Company's business, financial condition or results of operations. Additionally, a significant portion of the Company's revenues are derived from the rental of computers and peripherals. The failure of the Company to react to changes in consumer preferences and technological advancements could adversely affect the value of the Company's inventory and the Company's business, financial condition or results of operations.

      Competition. The rental-purchase industry is extremely competitive. The Company competes with other rental-purchase businesses, as well as rental stores that do not offer their customers a purchase option. Competition is based primarily on rental rates and terms, product selection and availability and customer service. With respect to customers that are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and other retail outlets. Several competitors in the rental-purchase business are national or regional in scope. The Company has generally strived to open new stores in markets with a lower concentration of rental-purchase stores. As the Company's competitors expand geographically into the Company's existing markets, the Company's competition in those markets may increase and there will be relatively fewer underserved areas available for penetration by the Company.

      Government Regulation. There are 47 states that have enacted laws specifically regulating rental-purchase transactions, including all of the states in which the Company operates. These laws generally require certain contractual and advertising disclosures and also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event a rental-purchase agreement is terminated. If the Company acquires or opens new stores in states in which it does not currently operate, the Company will become subject to the rental-purchase laws of such states, if any. Furthermore, there can be no assurance that new or revised rental-purchase laws will not have a material adverse effect on the Company's business, financial condition and results of operations.

      No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. From time to time, legislation has been introduced in Congress that would regulate rental-purchase transactions, including legislation that would subject rental-purchase transactions to implied interest rates, finance charge and fee limitations, as well as the Federal Truth in Lending Act. Any federal legislation, if enacted, could have a material effect on the Company's business, financial condition and results of operations.

      Expansion Risks. The inability of the Company to execute its expansion plans, make new stores profitable or improve the profitability of acquired stores could have a material adverse effect on the Company's business, financial condition and results of operations. Accomplishing the Company's expansion plans will depend on a number of factors, the most important of which is the Company's ability to hire, train and retain managers and other personnel who satisfy the Company's standards for performance, professionalism and service. Other risk factors associated with the opening of new stores, some of which are beyond the control of the Company, include: locating and obtaining acceptable sites, securing favorable financing, obtaining necessary zoning or other regulatory approvals, avoiding unexpected delays in opening due to construction delays or the failure of vendors to deliver equipment, fixtures or rental-purchase merchandise, incurring significant start-up costs before the viability of the stores is established and integrating new stores into the Company's systems and operations. In general, new stores operate at a loss for up to 12 months after opening. There can be no assurance that future new stores will obtain profitability in the expected time frame, if at all. In addition, the Company's growth strategy will place significant demands on the Company's management. With respect to acquisitions, there can be no assurance that the Company will be able to locate or acquire suitable acquisition candidates, or that any operations, once acquired, can be effectively and profitably integrated into the Company's existing operations. Additionally, acquisitions may negatively impact the Company's operating results, particularly during the period immediately following an acquisition. The Company may acquire operations that are unprofitable or have inconsistent profitability.

      Volatility of Share Price; Potential Fluctuations in Quarterly Results. The Company believes that various factors such as general economic conditions and changes or volatility in the financial markets, changing market conditions in the rental-purchase industry and quarterly or annual variations in the financial results of other public companies that are part of the rental-purchase industry, all of which may be unrelated to the Company's performance, could cause the market price of the Common Stock to fluctuate substantially. Additionally, quarterly revenues and operating income are difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenues and timing of new store openings. If revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will differ from the expectations of public market analysts and investors. In such event, the market price of the Common Stock would likely be materially adversely affected.

      Litigation. Due to the consumer-oriented nature of the rental-purchase industry and the application of certain laws and regulations, industry participants may be named as defendants in litigation alleging violations of state laws and regulations and consumer tort law, including fraud. Many of these actions involve alleged violations of consumer protection laws. While the Company currently has no material litigation pending, in the event a significant judgment is rendered in the future against the Company or others within the rental-purchase industry in connection with any such litigation, such judgment could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 1. BUSINESS

GENERAL

      Founded in 1986 with six stores, the Company, as of the date of this report, operates 114 rental-purchase stores under the Rainbow Rentals trade name in Connecticut, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company has opened 90 of its 114 current locations, with the balance of the additional locations having been acquired. The Company offers quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation and also have the option to purchase the merchandise at any time during the rental term.

      During 2001, Rainbow opened six new stores (four in existing markets and two in new markets), consolidated two stores into existing locations and sold one store. In 2002 through the date of this report, Rainbow opened two new stores and consolidated one store into an existing location.

INDUSTRY OVERVIEW

      The rental-purchase industry provides an alternative to traditional retail installment sales, appealing to individuals with poor or limited credit histories and to individuals with an aversion to debt. Rental-purchase programs permit customers to have immediate possession of products without the assumption of debt or large cash payment. In addition, the industry serves customers having short-term needs or seeking to try products, such as computers, before committing to purchase them. Rental-purchase transactions include delivery and pick-up service as well as a repair warranty. Rental-purchase transactions are made on a week-to-week or month-to-month basis and provide customers with the opportunity for ownership if the merchandise is rented for a continuous term, generally 12 to 24 months. Customers may cancel agreements at any time without further obligation by returning the merchandise or requesting its pick-up by the store. Returned merchandise is held for re-rental or sale. Rental renewal payments are generally made in person, in cash, by check or money order, or by mail.

      The Association of Progressive Rental Organizations (APRO), the industry's trade association, estimated that the rental-purchase industry generated $5.3 billion in revenues and approximately 3.1 million customers were served in 2000 (the latest year for which statistics are available). APRO also estimates that more than 68% of rental-purchase customers have annual household incomes between $24,000 and $49,999. However, management believes that the majority of its customers are wage earners with annual household income between $15,000 and $35,000. The U.S. Census Bureau reported that in 2000 there were approximately 28 million households with annual income between $15,000 and $35,000 and approximately 44 million households with annual income between $15,000 and $49,999. During the mid to late 1990's, the rent-to-own industry experienced significant consolidation. Initially, larger, multi-store chains acquired smaller highly leveraged operators. Subsequent to that, the larger chains began to consolidate themselves. In 2000, the larger rent-to-own operators began to accelerate their growth primarily through new store openings. The number of additional stores, however, only slightly increased as APRO estimates there were approximately 7,500 stores in operation as of December 31, 1995 and 8,000 stores at December 31, 2000. Management believes the industry's three largest public companies currently operate approximately 4,300 stores or 54% of the total rental-purchase stores in operation.

      Management believes the rental-purchase industry remains under-penetrated and highly fragmented, providing growth opportunities for companies that are well capitalized and have access to both debt and equity capital. Management believes that the number of large acquisition targets has declined, slowing the recent trend of consolidations. As a result, more recently, industry growth has predominantly occurred through new store openings. As large consolidators have begun to concentrate on new store openings, management believes that in addition to capitalizing on its established new store-opening program, there will be greater opportunities for the Company to make acquisitions.

OPERATING STRATEGY

      The Company's operating strategy is to operate high volume store locations with core stores (stores opened three or more years) averaging a minimum of $1.0 million in annual revenue in addition to generating store level operating income of approximately 22%. Annual revenues per store, including core and non-core stores, were $836,000 during 2001, which management believes is the highest in the industry. The Company anticipates executing its strategy by maintaining a high Average Monthly Rental Rate (AMRR) on its rental-purchase agreements, a high number of customers per store and a high level of customer referrals and repeat business, all accompanied by a low level of delinquencies. The Company seeks to achieve these objectives by applying its "More, Better, Different" philosophy to its customers and associates by utilizing the following operating techniques.

            Customer Service. Management believes the rental-purchase industry is a neighborhood business built on the relationship between the customer and store personnel. Beginning with the store manager and ending with the account manager, the Company's customer service policy is to treat all customers at all times with "Respect and Dignity". Bilingual associates are employed in many stores to serve the needs of Spanish-speaking customers and a toll free customer service hotline is posted in every store to encourage customers to voice their concerns. The Company strives to make the rental-process convenient by enabling customers to initiate transactions over the phone or via the Internet, and once the order is approved, take delivery of the merchandise without coming into the store. In addition, the Company focuses on customer convenience by locating stores on main arteries near national discount retailers or grocery stores and by setting renewal payment dates based on the customer's wage or other income schedule. By not imposing many of the fees that are standard in the industry, such as club, waiver, processing and delivery fees, the Company enables its customers to afford higher quality merchandise with additional features and benefits.

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

            Store Environment. The Company believes it is essential that its stores provide an appealing and attractive shopping environment while conveying a sense of quality, safety and convenience. Company stores are generally located on main arteries, near residential or commercial areas and in strip shopping centers near national discount retailers or grocery stores. The Company generally maintains a uniform store size (4,600 square feet, on average), color scheme, store layout and display signs. Stores are intended to provide an appealing retail environment and are modeled to resemble a quality furniture and electronics showroom.

            Experienced Associates. The Company's operations and profitability are largely dependent on the services of its store-level personnel, senior management and executive officers (collectively, the "associates"). The Company's regional managers and store managers have extensive experience in the industry and have worked with the Company for an average of approximately ten and five years, respectively (excluding managers from newly opened and acquired stores). The Company's founding executive officers have worked in the rental-purchase industry for an average of over 20 years and co-founded the Company in 1986. The Company attempts to attract and retain its quality associates through compensation and benefits that meet or exceed industry averages and through various ongoing proprietary training programs. Management believes its associate development programs enhance the Company's operations by ensuring conformity to established operating standards, reducing associate turnover, enhancing associate productivity and improving associate morale.

            Management. The Company's management approach provides store managers with a significant degree of autonomy and accountability, allowing them to operate their stores much as owners of their own small business. Within guidelines set by the Company, store managers are responsible for developing customer relationships, managing customer service, maintaining appropriate levels, quality and mix of merchandise inventory, meeting operational standards and achieving store profitability benchmarks. Managers are eligible for bonuses equal to as much as 60% of total compensation, based on store operating income. The Company supports its structure with strong regional supervision, management information systems, operational audit procedures, operating guidelines and experienced associates.

            As the Company continues to grow, a key element to ensure the quality of its store operations is the Regional Management team. Currently this group consists of 14 former store managers who have been with the Company for an average of 10 years. They generally live within their geographic area to reduce travel time and expense and are tied directly to their region's profitability through incentive based compensation that makes up nearly 50% of their total compensation. Senior management is able to stay in touch with store operations through regular communication with the regional managers by either telephone conferences or quarterly meetings. Management intends on maintaining an average region size of no more than 10 stores.

GROWTH STRATEGY

      The Company's growth strategy is to accelerate its new store-opening program, increase comparable store revenue and profitability and continue to make opportunistic and operationally sound acquisitions.

      New Store Openings. Beginning with six stores in 1986, the Company has opened 90 of its current 114 store locations and has developed a consistent, replicable model for opening new stores. The Company believes the rental-purchase market is significantly under-penetrated and provides substantial new store expansion potential. The Company currently plans to continue opening new stores in current and new markets within the Midwest, Mid-Atlantic and New England states. The Company believes its model for opening new stores results in more predictable growth and greater operational control than is typically achieved through acquisitions. Because the Company's growth strategy emphasizes internal growth primarily through new store openings, management believes the current state of the industry presents an opportunity for the Company to capitalize on its demonstrated ability to open new stores.

      Increase Comparable Store Revenue and Profitability. The Company continually strives to increase revenue per store by enhancing individual store operations and offering a new and different product selection. The Company has demonstrated an ability to recognize increasing customer demand for products and to provide such products. For example, the Company recognized its customers' desire for computers and has developed an effective strategy to meet this demand. Accordingly, the Company was the first in the industry to offer computers and remains a leader in this product category generating nearly 24% of its 2001 revenue from computer rentals and sales. In addition, the Company is able to achieve increased profitability by leveraging its stores' fixed costs over the higher revenues generated by existing stores and by placing new stores in existing markets.

      Acquisitions. The third prong of the Company's growth strategy is to make opportunistic acquisitions of rental agreements and store locations. The Company utilizes its acquisition strategy to increase existing store revenue and profitability by purchasing the accounts of a nearby competitor and placing them in an existing Company location. Referred to as "tuck-ins", this strategy allows the Company to leverage its experienced management team, store operating systems and store fixed costs. In addition, the Company will enter new markets or expand underserved markets by acquiring competitor store locations. Ideally, acquisitions will have a mixture of tuck-ins and new store locations. Since 1998, the Company has acquired 31 stores of which 13 were "tucked-in" to existing locations. Management believes it will continue to have opportunities to augment its growth strategy through acquisitions. See the Company's acquisition activity in the table on page 8.

STORES

      As of December 31, 2001, Rainbow operated 113 stores in eleven states, as set forth in the following table:

                           Location                Number of Stores
                           --------                ----------------
                           Ohio                           27
                           Pennsylvania                   22
                           Massachusetts                  12
                           Virginia                        9
                           Tennessee                       8
                           Connecticut                     7
                           Michigan                        7
                           New York                        7
                           South Carolina                  7
                           North Carolina                  5
                           Rhode Island                    2

      The following table sets forth the number of stores opened, acquired and consolidated or closed since the Company commenced operations in 1986. Several stores have been enlarged or relocated.

                                                                Year Ended December 31,
                             ----------------------------------------------------------------------------------------------
                             1986  1987  1988  1989  1990  1991  1992  1993  1994  1995  1996  1997  1998  1999  2000  2001
                             ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Stores open at beginning
   of period                    0     6    15    20    24    28    36    38    42    46    51    55    62    70    92   110
Stores opened                   6     9     5     4     4     8     2     4     4     0     4     7     8     9    11     6
Stores acquired (1) (2) (3)     0     0     0     0     0     0     0     0     0     7     0     0     1    13     7     0
Stores
consolidated/closed/sold        0     0     0     0     0     0     0     0     0     2     0     0     1     0     0     3
                             ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Stores open at end of
period                          6    15    20    24    28    36    38    42    46    51    55    62    70    92   110   113
                             ====  ====  ====  ====  ====  ====  ====  ====  ====  ====  ====  ====  ====  ====  ====  ====

(1) During 1995, the Company acquired 10 stores and consolidated three into existing Company locations.

(2) During 1999, the Company acquired 19 stores and consolidated six into existing Company locations.

(3) During 2000, the Company acquired 12 stores and consolidated five into existing Company locations.

      Rainbow's primary method of growth is through the opening of new store locations. New store openings are dilutive to earnings generally for the first nine to twelve months as they build a customer base and develop a recurring revenue stream. Generally, new stores have a maturation period of approximately three years. Rainbow opened two stores to date in 2002 and plans to open ten additional stores during the remainder the year.

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

      The most critical step in the selection of a new store location is a site inspection. Many factors are reviewed by the Company's Director of Real Estate prior to choosing a new store location, including proximity to national discount retailers or grocery stores, traffic patterns and proximity to other Rainbow locations.

MERCHANDISE

      Rainbow's merchandising strategy is to carry a wide variety of quality, name brand, durable merchandise in four major categories, including home electronics, furniture, appliances and computers. Choices of merchandise reflect the Company's belief that customers want to rent the same quality of merchandise that is available from more traditional retailers, and that customers are willing to pay for value and quality. In addition, by focusing on its manufacturers' mid-point and better range products, the Company avoids frequent service problems associated with inferior products. The Company purchases merchandise directly from the manufacturers and through distributors generally through volume price discounts.

      As of December 31, 2001, rental-purchase agreements for home electronics accounted for approximately 29.2%; furniture accounted for 30.9%; appliances accounted for 16.8%; and computers accounted for 23.1% of the Company's total units on rent. Previously rented merchandise is marketed under the Company's "Maximum Value Product" program that was introduced in 2001. This unique program certifies that the merchandise has been cleaned and mechanically tested and offers, at no charge, an extended repair warranty well beyond the current rent-to-own term. In addition, weekly and monthly rates or ownership terms are reduced from those of similar new products to ensure the value to the customer. This program keeps the previously rented merchandise moving through the rental system allowing the Company to maintain the proper mix of new merchandise on its showroom floor.

RETENTION, TRAINING AND EMPOWERMENT OF ASSOCIATES

      Management believes a key to its success in retaining quality associates is its policy of promoting many of its store managers from within. To ensure the strength of its store level management team both in terms of experience and availability, the Company, for the first time in its history, hired experienced managers from other rent-to-own chains. These experienced managers are introduced to Rainbow's culture of customer service and store operating system through its "Fast Track" training program.

      The Company places great importance on training, both in terms of initial training for potential managers and continued education of its current management team. The Company has developed a formal training program that each associate must successfully complete before becoming eligible for promotion to store manager. This training program for potential managers is run by the Company's Vice President of Operations and consists of a six to twelve month agenda involving formal class training as well as on-site store training. In addition, the Company has designated one store as its "training store". All manager trainees spend at least one week under the tutelage of the "training store manager". Also, trainees are sent to various stores to receive a more broad on-the-job training experience and to assist troubled stores. After an associate becomes a store manager, the training continues. Manager meetings are conducted twice per year at a central location and all store managers, regional managers, department heads and executive management of the Company are required to attend. At such sessions, prior performance is critiqued, operating procedures are reviewed and revised, new merchandise is showcased and managers receive eight to ten hours of classroom training in the areas of financial management, product information, inventory management, customer service, credit management, personnel management and other areas of store operations. In addition, the Company holds training sessions for store personnel below the level of manager in areas such as customer service, collection techniques, sales training and safety. The Company also produces training videos to assist in the on-going training of store associates.

      The Company believes open communication with regional and store level management is essential to understanding existing markets, increasing associate morale and retaining associates. In order to facilitate open lines of communication, the Company has formed a network of committees, a majority of whose members are store managers who assist senior management in areas of pricing, product selection and computer operations. In addition, one committee, comprised of top performing managers, serves as a sounding board for new concepts and innovative operational and sales techniques.

MARKETING

      The Company uses advertising mediums such as radio, television, billboards and direct mail to introduce and reinforce the benefits of its rental-purchase program to existing and potential customers and to make such customers aware of new products and promotions. During the fourth quarter of 2001, the Company hired an outside advertising agency to develop and produce substantially all of the advertising with assistance from the Company's downsized in-house advertising department. Management believes its advertising agency will benefit the Company in both the short- and long-term due to its research tools, creativity and knowledge of demographics. Prior to hiring the outside advertising agency, substantially all of the Company's advertising was developed and produced by its in-house advertising department. The Company advertises in both English and Spanish. Most of the Company's advertisements encourage customers to "shop by phone" or via the internet and feature the Company's toll-free telephone number and web address. When the toll-free number is dialed, the call is automatically routed to the Company store closest to the source of the call. Each product displayed in the Company's direct mailing piece is numbered for easy reference during telephone orders. Store managers and sales associates are trained to explain the rental-purchase program clearly and to obtain orders over the telephone. The Company initiates a majority of its rental-purchase agreements over the telephone. Several direct marketing tools are also employed to solicit the Company's existing customer base. The Company has developed a preferred customer program, directed at current and past customers. Under this program, special promotions, including significant discounts and new product offerings, are periodically run for these customers to encourage additional rentals.

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

CUSTOMER SERVICE AND MANAGEMENT

      In addition to the enjoyment of quality products, customers are afforded many services provided by well-trained and professionally attired customer management personnel who treat customers with "Respect and Dignity". The Company does not impose many of the fees standard in the industry, such as waiver fees, club fees, processing or delivery fees, and provides additional service under the rental-purchase agreement at no additional cost, including delivery and installation, product training, maintenance to ensure the product continues to perform, and pick-up service to return the merchandise if requested. By limiting the add-on fees charged, the Company enables its customers to spend more of their rental renewal payment on the merchandise. Rental income represented approximately 94% of the Company's total revenue in 2001. In addition, customers are able to upgrade products, reinstate a previously terminated agreement and are given free service for a reasonable period beyond the rental term.

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

MANAGEMENT INFORMATION SYSTEMS

      The Company utilizes a flexible, proprietary, Windows NT - based management information system to support its rental activities, to assist in compliance with applicable laws and regulations and to monitor its decentralized store network. This proprietary system was the industry's first Windows-based system and is constantly upgraded and modified by the Company to conform to operational changes and the Company's philosophy of customer management. In addition, the Company has a company-wide Intranet allowing for easy communication and fast and effective transfer of data between corporate headquarters and stores.

      The system provides store managers with all of the relevant store-level financial and operating data as well as individual profiles on each store's customers to assist in the marketing effort. Senior management has immediate access to data on a daily basis that provides them with the ability to analyze performance indicators on both a store, regional and corporate level. Critical data, such as outstanding agreements, idle inventory, revenue, delinquencies, cash receipts and deposits are available the following day. In addition, regional managers have remote access to this data each morning by utilizing the Company's Intranet. On a daily, weekly and monthly basis, reports are generated that provide information about products, margins, collection performance and other operating and financial indicators to enable senior management, regional managers and store managers to monitor the productivity of stores. In addition, on a monthly basis, store results are compared to each other and ranked on critical operating statistics and financial benchmarks. These reports create a healthy competitive environment among store managers and are the basis for annual awards given out at the Company's annual award ceremony. Similar reports are generated for customer management personnel as well as regional managers.

      The Company's system maintains all standard agreements, and all agreements are printed off the system on an as-needed basis at each store. In addition, where there is a change in state laws, the Company can make timely modifications on its systems to the standard agreements in the various states.

COMPETITION

      The Company competes with other national, regional and local rental-purchase businesses, as well as rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, the Company competes with department stores, consumer electronic stores and discount stores. Competition is based primarily on product selection and availability, customer service and rental rates and terms. The Company's three largest competitors, Rent-A-Center, Inc., Rent-Way, Inc., and Aaron Rents, Inc., have significantly greater financial and operating resources and name recognition than Rainbow. In response to the acceleration of new store openings by the industry's three largest chains, many of which were in the Company's existing markets, management implemented a competitor new store action plan. Once an impending opening is identified, the existing Rainbow store is given additional advertising, special pricing and promotional allowances as well as an influx of new merchandise to compete with many of its competitors' grand opening programs. In addition, store staffing levels are strengthened and sales techniques are reviewed to assure the highest customer service possible.

PERSONNEL

      As of March 18, 2002, the Company had approximately 820 associates, including 598 full-time associates. Approximately 40 associates are located at the Company's corporate headquarters in Canfield, Ohio. None of the Company's associates is represented by a labor union. Management believes its relations with its associates are good.

GOVERNMENT REGULATION

      There are currently 47 states that have legislation regulating rental-purchase transactions. The Company's policy is to operate in states where there is an absence of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a material adverse effect on the Company. No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. The Company instructs its managers in procedures required by applicable law through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects. In addition, the Company provides its customers with a toll-free number to telephone corporate headquarters to report any irregularities in service or misconduct by its associates.

SERVICE MARKS

      The Company owns the federally registered service mark "Rainbow Rentals." The Company believes that the Rainbow Rentals mark has acquired significant market recognition and goodwill in the communities in which its stores are located.

ITEM 2. PROPERTIES

      The Company leases all of its stores under operating leases that expire at various times through 2012. Store leases generally provide for fixed monthly rental payments, plus payment for real estate taxes, insurance and common area maintenance. Most of these leases contain renewal options for additional periods ranging from three to five years at rates generally adjusted for increases in the cost of living. There is no assurance the Company can renew the leases that do not contain renewal options, or if it can renew them, that the terms will be favorable to the Company. Store sizes range from approximately 2,500 to 7,500 square feet, and average approximately 4,600 square feet. Management believes suitable store space is generally available for lease and the Company would be able to relocate any of its stores without significant difficulty should it be unable or unwilling to renew a particular lease. Management also believes additional store space is available to meet the requirements of its new store opening program. The Company leases its corporate office located at 3711 Starr Centre Drive, Canfield, Ohio from a corporation owned by three of its executive officers (see "Related Party Transactions"). The corporate office consists of approximately 10,000 square feet and is leased through January 31, 2006. In 2001, the rental amount was $121,000. The Company believes the rental is at market rate and the other provisions of the lease are on terms no less favorable to the Company than could be obtained from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

      The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The common stock of Rainbow Rentals, Inc. trades on The Nasdaq Stock Market under the symbol "RBOW". As of March 18, 2002, there were 5,925,735 shares outstanding held by approximately 350 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokerage firms.

      The following table shows the quarterly high and low trade prices of the common shares for the years ended 2001 and 2000.

                                             2001                     2000
                                       -----------------       -----------------
                                        High       Low          High       Low
                                       ------     ------       -------    ------
           Quarter ended March 31      $ 7.50     $ 4.94       $ 11.00    $ 7.63
           Quarter ended June 30         7.23       4.94         11.63      8.63
           Quarter ended September 30    8.82       4.69         14.00      5.25
           Quarter ended December 31     8.27       6.50          8.00      5.06

DIVIDEND POLICY

      The Company has never paid cash dividends on its shares of common stock. The Company currently intends to retain all earnings from its operations to finance the growth and development of its business and, consequently, does not expect to pay dividends on its shares of common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. In addition, the payment of dividends by the Company is limited by certain covenants in the Company's New Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2001, are derived from the financial statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and the related notes thereto included elsewhere in this annual report.

                                                                              Year Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                      2001             2000            1999            1998            1997
                                                  -----------       ----------      ----------      ----------      ----------
                                                                 (Dollars in thousands, except per share amounts)
Statement of Income Data:
Revenues
     Rental revenue                               $    88,770       $   86,099      $   75,932      $   59,932      $   52,153
     Fees                                               2,697            2,849           2,639           1,959           1,588
     Merchandise sales                                  3,088            2,947           2,287           1,588           1,587
                                                  -----------       ----------      ----------      ----------      ----------
                  Total revenues                       94,555           91,895          80,858          63,479          55,328
Operating expenses
     Merchandise costs                                 33,310           30,775          26,758          21,765          19,145
     Store expenses
          Salaries and related                         22,713           21,774          18,374          13,943          11,809
          Occupancy                                     8,458            7,478           6,027           4,671           4,068
          Advertising                                   5,928            4,446           3,662           3,500           3,283
          Other expenses                               12,741           11,807          10,310           7,686           6,127
                                                  -----------       ----------      ----------      ----------      ----------
                  Total store expenses                 49,840           45,505          38,373          29,800          25,287
                                                  -----------       ----------      ----------      ----------      ----------
                  Total merchandise costs and
                      store expenses                   83,150           76,280          65,131          51,565          44,432
     General and administrative expenses                7,568            6,795           5,585           4,607           4,096
     Amortization of goodwill and
         noncompete agreements                            689              608             456              33              --
                                                  -----------       ----------      ----------      ----------      ----------
                   Total operating expenses            91,407           83,683          71,172          56,205          48,528
                                                  -----------       ----------      ----------      ----------      ----------
                   Operating income                     3,148            8,212           9,686           7,274           6,800
Interest expense                                          689              933             697             918           1,822
Other expense, net                                        485              380             361              76             329
                                                  -----------       ----------      ----------      ----------      ----------
                   Income before income taxes           1,974            6,899           8,628           6,280           4,649
Income taxes                                              800            2,794           3,580           2,662           1,968
                                                  -----------       ----------      ----------      ----------      ----------
                   Net income                     $     1,174       $    4,105      $    5,048      $    3,618      $    2,681
                                                  ===========       ==========      ==========      ==========      ==========
     Basic and diluted earnings per
        common share                              $      0.20       $     0.69      $     0.85      $     0.73      $     0.59
                                                  ===========       ==========      ==========      ==========      ==========

     Weighted average common
        shares outstanding:
           Basic                                    5,925,735        5,925,735       5,925,735       4,970,256       4,509,406
           Diluted                                  5,940,999        5,930,157       5,930,887       4,970,256       4,509,406

Operating Data:
     Stores open at end of period                         113              110              92              70              62
     Comparable store revenue growth(1)                  (4.3%)            1.7%            4.4%            3.8%            9.9%

(1) Comparable store revenue growth is the percentage increase (decrease) in revenue from the same number of stores over a two-year period. Only stores that have been open 12 months in both periods are included in the comparison.

                                                            Year Ended December 31,
                                          ----------------------------------------------------------
                                            2001         2000         1999         1998        1997
                                          -------      -------      -------      -------     -------
                                                            (Dollars in thousands)
Balance Sheet Data:
     Rental-purchase merchandise, net     $39,330      $36,545      $33,042      $25,246     $23,411
     Total assets                          60,121       58,429       50,324       33,068      31,293
     Total long-term debt                   9,440       12,340       10,522          190(3)   23,203(2)
     Total liabilities                     22,956       22,438       18,438        6,230(3)   28,240(2)
     Shareholders' equity                  37,165       35,991       31,886       26,838(3)    3,053(2)

(2) Includes the effect of the redemption of shares from a prior shareholder-officer.

(3) Includes the effect of the Company's initial public offering and subsequent elimination of debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to assist in the understanding of the Company's financial position as of December 31, 2001 and 2000 and results of operations for the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the Company's financial statements and notes thereto included herein.

GENERAL

      At December 31, 2001, the Company operated 113 rental-purchase stores in 11 states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 24 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

CRITICAL ACCOUNTING POLICIES

      The Company's critical accounting policies include the following:

            - Rental-purchase merchandise, including depreciation and impairment;

            -     Revenue recognition;

            -     Accounting for income taxes; and

            -     Valuation of long-lived and intangible assets and goodwill

      Rental-purchase merchandise, including depreciation and impairment. Rental-purchase merchandise is stated at historical cost, net of accumulated depreciation. The Company depreciates inventory using the units of activity method. Under the units of activity method, merchandise on rent is depreciated in the proportion of rents earned to total expected rents provided over the rental contract term. The Company believes the units of activity method more accurately matches the recognition of depreciation expense with the estimated timing of revenue earned over the rental-purchase agreement period. The units of activity method is recognized in the rental-purchase industry and does not consider salvage value.

      The Company monitors the value of rental-purchase merchandise for possible impairment. An impairment loss is recognized when the carrying amounts cannot be recovered by the estimated undiscounted cash flows they will receive.

      Revenue recognition. Merchandise is rented to customers pursuant to rental-purchase agreements, which generally provide for weekly or monthly rental terms with nonrefundable rental payments. Rental revenue is recognized over the lease term. Deferred revenue is recognized based on cash received for which revenue is not yet earned. A customer may elect to renew the rental-purchase agreement for a specified number of continuous terms and has the right to acquire title either through payment of all required rentals or through a purchase option. Amounts received from such sales, as well as sales of new and used merchandise available for rent in the stores, are included in merchandise sales.

      Accounting for income taxes. As part of the process of preparing the Company's financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items. These differences result in deferred tax assets and liabilities, which are included within the Company's balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and if the Company assesses that recovery is not likely, a valuation allowance must be established.

      Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be deemed necessary.

      Valuation of long-lived and intangible assets and goodwill. The Company assesses the impairment of identifiable intangible assets, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include the following:

            - significant underperformance relative to expected historical or projected future operating results;

            - significant changes in the manner of the Company's use of the acquired assets or its strategy for the overall business; and

            -     significant negative industry or economic trends

      When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recovered based upon the existence of one or more of the above factors, impairment is measured based on a projected undiscounted cash flow method. Identifiable intangible assets and goodwill totaled $929,000 and $9.1 million, respectively, at December 31, 2001.

      On January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets became effective. As a result, goodwill totaling $9.1 million will no longer be amortized, but rather will be assessed annually for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Management is currently assessing the impact that adopting SFAS No. 142 will have on the Company's financial position, results of operations and cash flows.

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

      Salaries and Related. Salaries and related expenses include all salaries and wages paid to store level associates, related benefits, taxes and workers' compensation claims and premiums.

      Occupancy. Occupancy includes rent, repairs, maintenance and security of the physical store locations, utility costs and depreciation of store leasehold improvements. The Company has no leases that include percentage rent provisions.

      Advertising. Costs incurred for producing and communicating advertising are charged to expense as incurred.

      Other Expenses. Other expenses include delivery expenses, insurance, costs associated with maintaining rental-purchase merchandise, telephone expenses, store computer and office expenses and personal property taxes, among other items.

      General and Administrative Expenses. General and administrative expenses include all personnel, occupancy and other operating expenses associated with the Company's corporate-level support departments and regional store supervision. In addition, all costs associated with the Company's semi-annual manager meetings, committee meetings and training, as well as legal and professional fees, charitable contributions and state taxes not based on income, are included.

      Amortization. Amortization includes the amortization of goodwill and non-compete agreements related to acquisitions. See "New Accounting Pronouncements" contained within this document regarding amortization of intangibles effective in 2002.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

                                                                                      Year Ended December 31,
                                                                               -------------------------------------
                                                                                2001            2000            1999
                                                                               -----           -----           -----
            Statement of Income Data:
            Revenues
                 Rental revenue                                                 93.9%           93.7%           93.9%
                 Fees                                                            2.8             3.1             3.3
                 Merchandise sales                                               3.3             3.2             2.8
                                                                               -----           -----           -----
                           Total revenues                                      100.0           100.0           100.0
            Operating expenses
                 Merchandise costs                                              35.2            33.5            33.1
                 Store expenses
                      Salaries and related                                      24.0            23.7            22.7
                      Occupancy                                                  8.9             8.1             7.5
                      Advertising                                                6.3             4.8             4.5
                      Other expenses                                            13.5            12.9            12.7
                                                                               -----           -----           -----
                           Total store expenses                                 52.7            49.5            47.4
                                                                               -----           -----           -----
                           Total merchandise costs and store expenses           87.9            83.0            80.5
            General and administrative expenses                                  8.0             7.4             6.9
            Amortization of goodwill and noncompete agreements                   0.7             0.7             0.6
                                                                               -----           -----           -----
                           Total operating expenses                             96.6            91.1            88.0
                                                                               -----           -----           -----
                           Operating income                                      3.4             8.9            12.0
            Interest expense                                                     0.7             1.0             0.9
            Other expense, net                                                   0.5             0.4             0.4
                                                                               -----           -----           -----
                           Income before income taxes                            2.2             7.5            10.7
            Income taxes                                                         0.9             3.0             4.5
                                                                               -----           -----           -----
                           Net income                                            1.3%            4.5%            6.2%
                                                                               =====           =====           =====

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND
2000

      Total revenues increased $2.7 million, or 2.9%, to $94.6 million for the year ended December 31, 2001 compared to $91.9 million for the year ended December 31, 2000. Revenue from stores opened and acquired in 2000 totaled $10.1 million for the year ended December 31, 2001, an increase of $6.0 million compared to the same prior year period due to the inclusion of a full twelve months' results in 2001. In addition, revenue from stores opened in 2001 accounted for $710,000 of the increase. This increase was partially offset by a $3.7 million, or 4.3%, decline in revenue from comparable stores (stores in operation on January 1, 2000), which totaled $83.6 million and $87.3 million, respectively, for the years ended December 31, 2001 and 2000. The decline in comparable store revenue was primarily due to a decrease in average customers per store since the beginning of 2000 coupled with a decrease in the average rate charged per rental agreement during the last half of 2001 as the Company lowered prices on both new and pre-rented merchandise to regain its customer base. Management believes the decline in customers per store was due to increased competition and other market factors. As a result of lowering prices, the Company's customer base increased 8.4% during the last four months of 2001 and the Company's inventories of older, pre-rented merchandise decreased significantly by the end of 2001.

      Merchandise costs increased $2.5 million, or 8.2%, to $33.3 million for the year ended December 31, 2001 compared to $30.8 million for the year ended December 31, 2000. The increase was primarily due to the merchandise costs of the stores opened and acquired in 2000 and 2001. To a lesser extent, a higher average cost per unit on rent in 2001 compared to 2000 contributed to the increase. Merchandise costs totaled 35.2% of revenues for the year ended December 31, 2001 compared to 33.5% of revenues for the year ended December 31, 2000. The increase in merchandise costs as a percentage of revenue was primarily the result of lowering prices on new and pre-rented merchandise. As previously mentioned, the Company lowered rental rates on new and pre-rented merchandise during mid-2001 in an effort to increase its customer base.

      Store expenses increased $4.3 million, or 9.5%, to $49.8 million for the year ended December 31, 2001 compared to $45.5 million for the year ended December 31, 2000. Salaries and related expenses increased $939,000 and was mainly attributable to stores opened and acquired in 2001 and 2000 in addition to a change in certain associate benefit programs that resulted in an increased expense of $466,000. These increases were partially offset by a decrease in salaries and related expenses of comparable stores associated with reduced staffing at certain stores as a result of the decline in the number of customers per store. Increases in occupancy and other expenses totaling $980,000 and $934,000, respectively, were attributable to stores opened and acquired during 2000 and 2001. In addition, advertising expense increased $1.5 million due to increased spending levels in an effort to rebuild Rainbow's customer base and to costs related to new stores. Store expenses totaled 52.7% of revenues for the year ended December 31, 2001 compared to 49.5% of revenues for the year ended December 31, 2000. The increase in store expenses as a percentage of revenue was primarily attributable to the reasons mentioned above.

      General and administrative expenses increased $773,000 comparing the years ended December 31, 2001 and 2000. This increase was primarily due to expanding the Company's regional management team, adding key support personnel and increased consulting fees in an effort to facilitate the Company's anticipated growth.

      Interest expense in 2001 decreased $244,000 from the prior year due to lower average outstanding debt and lower interest rates.

      Income taxes decreased $2.0 million and was attributable to a decline in income before income taxes. For the years ended December 31, 2001 and 2000, the Company's effective income tax rate was 40.5%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
1999

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

      For the year ended December 31, 2000, interest expense increased to $933,000 from $697,000 in the comparable 1999 year due to higher average outstanding debt and interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations, borrowings and the issuance of capital stock.

      For the years ended December 31, 2001 and 2000, purchases of rental merchandise (excluding acquired inventory) amounted to $36.2 million and $33.0 million, respectively. The increase primarily reflects inventory purchased for new store openings.

      For the year ended December 31, 2001, cash provided by operations totaled $5.4 million compared to $5.2 million for the year ended December 31, 2000. Cash used in investing activities decreased $4.0 million and totaled $2.0 million and $6.0 million, respectively, for the year ended December 31, 2001 and 2000. The decrease was primarily due to fewer new store openings and acquisitions during 2001 as compared to 2000. Due to significant repayments on the Company's debt, cash used in financing activities totaled $3.0 million for the year ended December 31, 2001 compared to financing activities providing $1.8 million for the year ended December 31, 2000.

      On January 11, 2002, the Company refinanced its Credit Facility with a $25.0 million revolving loan agreement (the "New Credit Facility") that matures in January 2005. A borrowing base measured against rental purchase merchandise limits borrowings under the New Credit Facility. Excess availability as of February 28, 2002 was $1.9 million. The agreement requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The agreement also contains non-financial covenants that restrict actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. In the event of default, the outstanding loan balance will be subject to the "Base Rate Option", as defined in the loan agreement, plus an additional 2% (which is equal to prime plus 3%) in addition to becoming currently due. Interest charged portions of the outstanding principal balance is at LIBOR plus 3% and the remaining outstanding balance is at prime plus 1%. The weighed average interest rate charged on the outstanding balance at February 28, 2002 was 4.85%.

      The Company opened two new stores to date in 2002 and plans to open approximately ten more stores during the remainder of 2002. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its New Credit Facility, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or its current lender.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued
SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 effective January 1, 2002 and had unamortized goodwill totaling $9.1 million all of which will be subject to the provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $525,000 and $486,000 for the years ended December 31, 2001 and 2000, respectively. Management is currently assessing the impact that adopting SFAS No. 142 will have on the Company's financial position, results of operations and cash flows.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has reviewed the provisions of SFAS No. 143, and believes that upon adoption, it will not have a material impact on its financial position, results of operations or cash flows.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial position, results of operations or cash flows.

SEASONALITY

      Management believes that the Company's operating results may be subject to seasonality. The third quarter generally shows a small reduction of customer spending habits because of circumstances such as summer vacations and back to school needs. On the other hand, the fourth quarter generally shows increased rental activity because of traditional holiday shopping patterns. Many of the Company's expenses do not fluctuate with seasonal revenue changes; therefore, such revenue changes may cause fluctuations in the Company's quarterly results.

INFLATION

      During the years ended December 31, 2001, 2000 and 1999, the cost of rental-purchase merchandise, lease expense and salaries and wages have increased modestly, which have not had a significant effect on the Company's results of operations.

MARKET RISK

      The Company does not have significant exposure to changing interest rates, other than the Company's variable-rate on its New Credit Facility. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions.

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

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, and is incorporated herein by reference. The only executive officer that is not a director is Michael A. Pecchia, Chief Financial Officer and Secretary, whose age was 41 at March 18, 2002. Mr. Pecchia has served as Treasurer and Secretary of the Company since 1991, as well as Chief Financial Officer since February 1997.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)  Financial Statements:

                  Independent Auditors' Report                                24

                  Balance Sheets as of December 31, 2001 and 2000             25

                  Statements of Income for the Years Ended
                       December 31, 2001, 2000 and 1999                       26

                  Statements of Shareholders' Equity for the Years Ended
                       December 31, 2001, 2000 and 1999                       27

                  Statements of Cash Flows for the Years Ended
                       December 31, 2001, 2000 and 1999                       28

                  Notes to Financial Statements                               29


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


     (b)        Reports on Form 8-K:

                  None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Rainbow Rentals, Inc.:

      We have audited the accompanying balance sheets of Rainbow Rentals, Inc. as of December 31, 2001 and 2000, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Rentals, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
Cleveland, Ohio
February 27, 2002

                              RAINBOW RENTALS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  DECEMBER 31,
                                                                            -----------------------
                                                                              2001           2000
                                                                            --------       --------
                            ASSETS

Current assets
     Cash and cash equivalents                                              $  1,839       $  1,426
     Rental-purchase merchandise, net                                         39,330         36,545
     Income tax receivable                                                        --            778
     Prepaid expenses and other current assets                                 2,047          1,709
                                                                            --------       --------
          Total current assets                                                43,216         40,458

Property and equipment, net                                                    5,273          5,259
Deferred income taxes                                                          1,546          1,460
Goodwill, net                                                                  9,098          9,887
Other assets, net                                                                988          1,365
                                                                            --------       --------
          Total assets                                                      $ 60,121       $ 58,429
                                                                            ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Deferred revenue                                                       $  1,263       $    782
     Accounts payable                                                          3,827          2,410
     Accrued income taxes                                                        306             --
     Accrued compensation and related costs                                    2,082          1,525
     Other liabilities and accrued expenses                                    2,062          1,703
     Deferred income taxes                                                     3,976          3,678
                                                                            --------       --------
          Total current liabilities                                           13,516         10,098

Long-term debt                                                                 9,440         12,340
                                                                            --------       --------
          Total liabilities                                                   22,956         22,438

Commitments and contingencies

Shareholders' equity
     Serial preferred stock, no par value; 2,000,000 shares authorized
          none issued                                                             --             --
     Common stock, no par value; 10,000,000 shares authorized,
          6,392,610 issued and 5,925,735 outstanding                          11,039         11,039
     Retained earnings                                                        28,033         26,859
     Treasury stock, 466,875 common shares at cost                            (1,907)        (1,907)
                                                                            --------       --------
          Total shareholders' equity                                          37,165         35,991
                                                                            --------       --------
          Total liabilities and shareholders' equity                        $ 60,121       $ 58,429
                                                                            ========       ========


      See accompanying notes to financial statements.

                              RAINBOW RENTALS, INC.
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                                           YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                     2001            2000            1999
                                                                  ----------      ----------      ----------
Revenues
     Rental revenue                                               $   88,770      $   86,099      $   75,932
     Fees                                                              2,697           2,849           2,639
     Merchandise sales                                                 3,088           2,947           2,287
                                                                  ----------      ----------      ----------
                  Total revenues                                      94,555          91,895          80,858

Operating expenses
     Merchandise costs                                                33,310          30,775          26,758
     Store expenses
          Salaries and related                                        22,713          21,774          18,374
          Occupancy                                                    8,458           7,478           6,027
          Advertising                                                  5,928           4,446           3,662
          Other expenses                                              12,741          11,807          10,310
                                                                  ----------      ----------      ----------
                  Total store expenses                                49,840          45,505          38,373
                                                                  ----------      ----------      ----------
                  Total merchandise costs and store expenses          83,150          76,280          65,131

     General and administrative expenses                               7,568           6,795           5,585
     Amortization of goodwill and noncompete agreements                  689             608             456
                                                                  ----------      ----------      ----------
                  Total operating expenses                            91,407          83,683          71,172
                                                                  ----------      ----------      ----------
                  Operating income                                     3,148           8,212           9,686

Interest expense                                                         689             933             697
Other expense, net                                                       485             380             361
                                                                  ----------      ----------      ----------
                  Income before income taxes                           1,974           6,899           8,628

Income taxes                                                             800           2,794           3,580
                                                                  ----------      ----------      ----------
                  Net income                                      $    1,174      $    4,105      $    5,048
                                                                  ==========      ==========      ==========

EARNINGS PER COMMON SHARE:
     Basic and diluted earnings per share                         $     0.20      $     0.69      $     0.85
                                                                  ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                         5,925,735       5,925,735       5,925,735
                                                                  ==========      ==========      ==========
     Diluted                                                       5,940,999       5,930,157       5,930,887
                                                                  ==========      ==========      ==========


            See accompanying notes to financial statements.

                              RAINBOW RENTALS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                            COMMON STOCK                                                TOTAL
                                     -------------------------        RETAINED        TREASURY       SHAREHOLDERS'
                                      SHARES            COST          EARNINGS          STOCK           EQUITY
                                     ---------         -------        --------        --------       -------------
Balance at December 31, 1998         5,925,735         $11,039         $17,706         $(1,907)         $26,838
     Net income                             --              --           5,048              --            5,048
                                     ---------         -------         -------         -------          -------

Balance at December 31, 1999         5,925,735          11,039          22,754          (1,907)          31,886
     Net income                             --              --           4,105              --            4,105
                                     ---------         -------         -------         -------          -------

Balance at December 31, 2000         5,925,735          11,039          26,859          (1,907)          35,991
     Net income                             --              --           1,174              --            1,174
                                     ---------         -------         -------         -------          -------

Balance at December 31, 2001         5,925,735         $11,039         $28,033         $(1,907)         $37,165
                                     =========         =======         =======         =======          =======


            See accompanying notes to financial statements.

                              RAINBOW RENTALS, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                2001              2000              1999
                                                                              --------          --------          --------
Cash flows from operating activities
     Net income                                                               $  1,174          $  4,105          $  5,048
     Reconciliation of net income to net cash provided
        by operating activities
           Depreciation of property and equipment and
               amortization of intangibles                                       2,990             2,689             2,446
           Depreciation of rental-purchase merchandise                          26,904            24,557            21,821
           Loss on write-down of rental purchase merchandise                        46               110                --
           Write-off of goodwill from sale of store                                260                --                --
           Deferred income taxes                                                   212               857               506
           (Gain) loss on disposal of property and equipment                        10              (129)             (207)
           Gain on sale of store assets                                           (110)               --                --
           Purchases of rental-purchase merchandise                            (36,169)          (32,971)          (31,244)
           Rental-purchase merchandise disposed, net                             6,414             6,121             5,251
           (Increase) decrease in
               Income tax receivable                                               778              (778)               --
               Prepaid expenses and other current assets                          (354)             (286)             (717)
           Increase (decrease) in
               Accounts payable                                                  1,514               441               212
               Accrued income taxes                                                306              (432)              142
               Accrued compensation and related costs                              557               (97)              193
               Other liabilities and accrued expenses                              840               975               344
                                                                              --------          --------          --------
                  Net cash provided by operating activities                      5,372             5,162             3,795
                                                                              --------          --------          --------

Cash flows from investing activities
     Purchase of property and equipment, net                                    (2,113)           (2,433)           (2,323)
     Proceeds from sale of property and equipment                                   77               160               360
     Proceeds from sale of store assets                                            272                --                --
     Acquisitions                                                                 (245)           (3,721)          (11,687)
                                                                              --------          --------          --------
                  Net cash used in investing activities                         (2,009)           (5,994)          (13,650)
                                                                              --------          --------          --------

Cash flows from financing activities
     Proceeds from long-term debt                                               27,070            32,147            38,420
     Current installments and repayments of long-term debt                     (29,970)          (30,205)          (28,022)
     Loan fees paid                                                                (50)               --               (37)
     Principal payments under capital lease obligations                             --              (124)              (66)
                                                                              --------          --------          --------
                  Net cash provided by (used in) financing activities           (2,950)            1,818            10,295
                                                                              --------          --------          --------

Net increase in cash                                                               413               986               440
Cash at beginning of period                                                      1,426               440                --
                                                                              --------          --------          --------
Cash at end of period                                                         $  1,839          $  1,426          $    440
                                                                              ========          ========          ========

Supplemental cash flow information
     Net cash paid (received) during the period for
        Interest                                                              $    694          $    917          $    560
        Income taxes                                                              (348)            3,055             3,031


            See accompanying notes to financial statements.

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The significant accounting policies of Rainbow Rentals, Inc. ("Rainbow" or "Company"), which are summarized below, are consistent with accounting principles generally accepted in the United States of America and reflect practices appropriate to the industry in which the Company operates.

      The Company is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. At December 31, 2001, Rainbow operated 113 stores in 11 states: Connecticut, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company's corporate office is located in Canfield, Ohio.

      CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash and money market funds with maturities of three months or less from the date of purchase.

      RENTAL-PURCHASE MERCHANDISE: Rental-purchase merchandise consists of merchandise rented to customers or in the stores available for rent or sale. Merchandise is rented to customers pursuant to rental-purchase agreements, which generally provide for weekly or monthly rental terms with rental renewal payments collected in advance. The customers may terminate the rental-purchase agreements at any time, at which time the merchandise is returned to the Company.

      Rental-purchase merchandise is stated at historical cost, net of accumulated depreciation. The Company depreciates inventory using the units of activity method. Under the units of activity method, merchandise on rent is depreciated in the proportion of rents earned to total expected rents provided over the rental contract term. The Company believes the units of activity method more accurately matches the recognition of depreciation expense with the estimated timing of revenue earned over the rental-purchase agreement period. The units of activity method is recognized in the rental-purchase industry and does not consider salvage value.

      The Company monitors the value of rental-purchase merchandise for possible impairment. An impairment loss is recognized when the carrying amounts cannot be recovered by the estimated undiscounted cash flows they will receive.

      PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the term of the applicable leases or useful life of the assets.

      GOODWILL: Goodwill is the excess acquisition cost over the estimated fair value of net assets acquired. Goodwill is stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 18 to 20 years. Goodwill is measured for impairment using the estimated undiscounted cash flow method and is written down, if necessary.

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. Upon the adoption of SFAS No. 142, goodwill totaling $9,098 will no longer be amortized, but rather will be assessed annually for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Amortization expense for the year ended December 31, 2001 totaled $525. Management is currently assessing the impact that adopting SFAS No. 142 will have on the Company's financial position, results of operations and cash flows.

      OTHER ASSETS: Other assets consist primarily of noncompete agreements and a consulting agreement that arose in connection with the share repurchase from a former officer of the Company. These costs are amortized over their respective agreement lives.

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      RENTAL REVENUE: Merchandise is rented to customers pursuant to rental-purchase agreements, which generally provide for weekly or monthly rental terms with nonrefundable rental payments. Rental revenue is recognized over the lease term. Deferred revenue is recognized based on cash received for which revenue is not yet earned. A customer may elect to renew the rental-purchase agreement for a specified number of continuous terms and has the right to acquire title either through payment of all required rentals or through a purchase option. Amounts received from such sales, as well as sales of new and used merchandise available for rent in the stores, are included in merchandise sales.

      STOCK-BASED COMPENSATION: The Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), and related interpretations in accounting for its stock-based compensation. In addition, the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation are contained in Note 11 to the financial statements.

      ADVERTISING COSTS: Costs incurred for producing and communicating advertising are charged to expense as incurred.

      INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      EARNINGS PER COMMON SHARE: Basic earnings per common share are based on the weighted average number of common shares outstanding during each year. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each year, plus the assumed exercise of stock options.

      USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

      RECLASSIFICATIONS: Certain reclassifications have been made to prior year financial data in order to conform to the 2001 presentation.


(2) ACQUISITIONS

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

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Acquisition activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                              2001        2000        1999
                                            -------     -------     -------
            Goodwill                        $    93     $ 2,093     $ 7,581
            Rental-purchase merchandise         127       1,589       3,624
            Other                                25          39         482
                                            -------     -------     -------
            Purchase price                  $   245     $ 3,721     $11,687
                                            =======     =======     =======


(3) RENTAL-PURCHASE MERCHANDISE

      Following is a summary of rental-purchase merchandise at December 31, 2001 and 2000:

                                                         2001        2000
                                                       -------     -------
            On rent
               Original cost                           $57,428     $51,674
               Less accumulated depreciation            25,483      23,416
                                                       -------     -------
                                                        31,945      28,258

            Held for rent
               Original cost                            10,827      12,125
               Less accumulated depreciation             3,442       3,838
                                                       -------     -------
                                                         7,385       8,287
                                                       -------     -------

            Total rental purchase merchandise, net     $39,330     $36,545
                                                       =======     =======


(4) PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following at December 31, 2001 and 2000:

                                                2001        2000
                                              -------     -------
            Vehicles                          $   653     $   456
            Leasehold improvements              7,394       6,919
            Computer equipment                  1,488       1,234
            Office equipment                    2,902       2,633
                                              -------     -------
                                               12,437      11,242
            Less accumulated depreciation       7,164       5,983
                                              -------     -------
                                              $ 5,273     $ 5,259
                                              =======     =======


(5) LONG-TERM DEBT

      At December 31, 2001, the Company had a revolving loan agreement (the "Credit Facility") with a lending institution; the maximum revolving loan amount under this agreement was $11,000, of which $9,440 was outstanding. Interest charged on the outstanding balance of the Credit Facility was 7.75% (prime plus 3%) at December 31, 2001, which was the result of the Company failing to comply with two of the four debt covenants in the loan agreement, but was superceded by a new loan agreement (see below). Prior to failing to comply with the debt covenants, interest charged on a substantial portion of the outstanding balance was approximately 4.5%, which

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


was based on the Interbank Offering Rate (IBOR) plus an additional margin ranging from 1.875% to 2.25%. The Credit Facility was scheduled to mature on March 1, 2002.

      The Company entered into a revolving financing agreement (the "New Credit Facility") with a syndicate of three financial institutions on January 11, 2002. The agreement allows the Company to borrow up to $25,000 of which the Company can request to have interest charged on portions of the outstanding principal at the London Interbank Offering Rate (LIBOR) plus 3%. Under the New Credit Facility, interest charged on the remaining outstanding balance will be at the prime rate plus 1%. In addition, the Company must pay a commitment fee equal to 0.50% per annum on the unused portion of the loan commitment. Borrowings under the New Credit Facility mature three years after the date of the loan. In January 2002, the Company borrowed $11,249 under the New Credit Facility to refinance the old Credit Facility. The LIBOR portion of the borrowing totaled $9,000 with a rate of 4.74% and the remaining outstanding loan balance (prime portion) was at a rate of 5.75%.

      The amount of outstanding borrowings under the New Credit Facility is primarily limited to 32% of the Company's rental purchase merchandise, which serves as the security for the debt. As of February 28, 2002, excess availability totaled $1.9 million. The New Credit Facility requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. The Company must meet requirements regarding monthly, quarterly and annual financial reporting. The New Credit Facility contains non-financial covenants that restrict actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases.

(6) RELATED PARTY TRANSACTIONS

      The building that serves as Rainbow's corporate headquarters is leased from a partnership, owned by the Company's three majority shareholders. The Company entered into a 10-year building lease agreement, expiring January 2006, at a rental rate that approximates market rates. Total rent paid to the partnership in 2001, 2000 and 1999 was approximately $121, $120 and $113, respectively. The future minimum lease payments under this lease are included in the total lease obligations disclosed in Note 8.

(7) INCOME TAXES

      The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following components:

                                          2001       2000       1999
                                         ------     ------     ------
            Current
                Federal                  $  467     $1,563     $2,567
                State and local             121        374        507
                                         ------     ------     ------
                                            588      1,937      3,074

            Deferred
                Federal                     205        783        367
                State and local               7         74        139
                                         ------     ------     ------
                                            212        857        506
                                         ------     ------     ------

            Total income tax expense     $  800     $2,794     $3,580
                                         ======     ======     ======

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate is as follows:

                                                       2001     2000     1999
                                                      ------   ------   ------
            Income before income taxes                $1,974   $6,899   $8,628
            Federal statutory tax rate                    34%      34%      34%
                                                      ------   ------   ------
                                                         671    2,346    2,934
            State and local income taxes, net of
               federal income tax benefit                 84      296      426
            Meals and entertainment and officers'
               life insurance premiums                    19       33       32
            Other                                         26      119      188
                                                      ------   ------   ------
                                                      $  800   $2,794   $3,580
                                                      ======   ======   ======

      The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                 2001         2000
                                                              -------      -------
                         Deferred tax assets
                            Property and equipment            $ 1,258      $ 1,009
                            Intangibles                           288          281
                            Minimum tax credits                    --          170
                            Employee benefit programs             260           62
                            Other                                  25           53
                                                              -------      -------
                               Total deferred tax assets        1,831        1,575

                         Deferred tax liabilities
                            Rental purchase merchandise        (4,261)      (3,793)
                                                              -------      -------
                               Net deferred tax liability     $(2,430)     $(2,218)
                                                              =======      =======

      For the years ended December 31, 2001 and 2000, deferred tax assets of $285 and $115, respectively, were classified as current and were netted with the deferred tax liability. No valuation allowance was necessary for the years ended December 31, 2001 and 2000.

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(8) LEASES

      The Company operates its retail stores and offices under noncancelable operating leases with terms extending to 2012 and additional option periods renewable at the request of the Company. The Company also leases its delivery and general use vehicles under operating lease arrangements. Rental expense charged to operations totaled $8,133, $7,402 and $5,866 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows:

                  Year ending December 31,
                  ------------------------
                  2002                                 $  7,839
                  2003                                    6,645
                  2004                                    4,681
                  2005                                    2,708
                  2006                                    1,148
                  Thereafter                                772
                                                       --------
                  Total minimum lease payments         $ 23,793
                                                       ========


(9) RETIREMENT PLAN

      The Company maintains a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan, which covers substantially all employees, provides for the Company to make discretionary contributions based on salaries of eligible employees plus additional contributions based upon voluntary employee salary deferrals. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. During 2001, 2000 and 1999, the Company contributed $32, $31 and $26, respectively.

(10) OTHER ASSETS

      Following is a summary of other assets:

                                                        2001       2000
                                                      ------     ------
            Non-compete and consulting agreements     $2,383     $2,853
            Loan fees and other                          159        113
                                                      ------     ------
                                                       2,542      2,966
            Less accumulated amortization              1,554      1,601
                                                      ------     ------
                                                      $  988     $1,365
                                                      ======     ======

      Amortization expense related to other assets totaled $448 and $447, respectively, for the years ended December 31, 2001 and 2000.

(11) STOCK OPTION PLAN

      Rainbow sponsors a stock option and incentive plan for the benefit of the employees of the Company. A total of 600,000 shares of common stock have been reserved under the plan, and provides for the grant of options, which may qualify as either incentive stock options or nonqualified stock options. Because all stock options were granted with an exercise price equal to the market price on the date of grant, no compensation expense has been recognized, consistent with the provisions of APB 25. Stock options granted become exercisable over a three or four-year vesting period and expire ten years from the date of grant.

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Following is activity under the plan during the years ended December 31, 2001, 2000 and 1999:

                                                  2001                             2000                             1999
                                       ---------------------------     ----------------------------     ----------------------------
                                                        WEIGHTED                         WEIGHTED                         WEIGHTED
                                                         AVERAGE                          AVERAGE                          AVERAGE
                                                        EXERCISE                         EXERCISE                         EXERCISE
                                         SHARES           PRICE          SHARES            PRICE          SHARES            PRICE
                                       ----------      -----------     -----------      -----------     -----------      -----------
Outstanding, beginning of year            359,800      $      9.79         317,200      $      9.96         297,600      $     10.00
Granted                                   121,000             5.24          57,500             8.84          30,500             9.59
Exercised                                      --               --              --               --              --               --
Forfeited                                 (55,000)            9.21         (14,900)            9.64         (10,900)           10.00
                                       ----------                      -----------                      -----------
Outstanding, end of year                  425,800      $      8.58         359,800      $      9.79         317,200      $      9.96
                                       ==========      ===========     ===========      ===========     ===========      ===========

Exercisable at end of year                256,602                          183,942                           71,675
                                       ==========                      ===========                      ===========

Available for grant at end of year        174,200                          240,200                          282,800
                                       ==========                      ===========                      ===========

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           --------------------------------------    -----------------------
                                            WEIGHTED
                                            AVERAGE      WEIGHTED     NUMBER OF     WEIGHTED
                                           REMAINING     AVERAGE       OPTIONS      AVERAGE
         RANGE OF             NUMBER      CONTRACTUAL    EXERCISE     CURRENTLY     EXERCISE
      EXERCISE PRICES      OUTSTANDING    LIFE (YEARS)    PRICE      EXERCISABLE     PRICE
      ---------------      -----------    ------------   --------    -----------    --------
       $5.03 - $5.25         103,500            9.1      $   5.17            --     $     --
           $6.00              10,000            9.4          6.00            --           --
       $7.69 - $7.88          22,500            8.3          7.79         5,625         7.79
       $8.88 - $9.25          30,000            8.1          9.00        13,335         9.06
      $9.75 - $10.00         249,800            6.5          9.99       235,142         9.99
          $11.63              10,000            8.5         11.63         2,500        11.63
                            --------                                   --------
                             425,800            7.4      $   8.58       256,602     $   9.91
                            ========       ========      ========      ========     ========

      Pro forma information for net income and basic and diluted earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The weighted average fair value of stock options granted during 2001, 2000 and 1999 was $3.15, $4.77 and $4.46 per share, respectively. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions for 2001, 2000 and 1999:

                                                 2001        2000        1999
                                               -------     -------     --------
            Risk-free interest rate               4.25%       6.50%       6.30%
            Expected life of options           7 years     7 years     7 years
            Expected stock price volatility         55%         40%         30%
            Dividend yield                           0%          0%          0%

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Had compensation cost for stock options been measured using SFAS No. 123, the pro forma amounts for the years ended December 31, 2001, 2000 and 1999 are indicated below.

                                                         2001          2000          1999
                                                      ---------     ---------     ---------
      Net income
          As reported                                 $   1,174     $   4,105     $   5,048
          Pro forma                                         923         3,842         4,828

      Basic and diluted earnings per common share
          As reported                                      0.20          0.69          0.85
          Pro forma                                        0.16          0.65          0.81

(12) EARNINGS PER SHARE

      Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

      The following table shows the amounts used in computing earnings per share for the years ended December 31, 2001, 2000 and 1999:

                                                                     2001           2000           1999
                                                                  ----------     ----------     ----------
            Numerator:
                  Net income available to common shareholders     $    1,174     $    4,105     $    5,048

            Denominator:
                  Basic weighted average shares                    5,925,735      5,925,735      5,925,735
                  Effect of dilutive stock options                    15,264          4,422          5,152
                                                                  ----------     ----------     ----------
                  Diluted weighted average shares                  5,940,999      5,930,157      5,930,887
                                                                  ==========     ==========     ==========

                  Basic earnings per share                        $     0.20     $     0.69     $     0.85
                                                                  ==========     ==========     ==========
                  Diluted earnings per share                      $     0.20     $     0.69     $     0.85
                                                                  ==========     ==========     ==========

(13) COMMITMENTS AND CONTINGENCIES

      The Company is subject to claims and lawsuits in the ordinary course of its normal operations. Outstanding matters of which the Company has knowledge are covered by insurance, or in the opinion of management, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table represents certain unaudited financial information for the periods indicated:

                                                              MARCH 31      JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                              --------      -------   ------------  -----------
            Year ended December 31, 2001
              Revenue                                          $24,290      $23,589      $22,654      $ 24,022
              Merchandise cost and store expenses               21,058       20,297       19,687        22,108
              Other operating expenses                           2,030        2,139        2,090         1,998
                                                               -------      -------      -------      --------
              Operating income (loss)                            1,202        1,153          877           (84)
              Interest and other expenses                          311          450          215           198
              Income taxes (benefit)                               360          285          268          (113)
                                                               -------      -------      -------      --------
              Net income (loss)                                $   531      $   418      $   394      $   (169)
                                                               =======      =======      =======      ========

              Basic and diluted earnings (loss) per share      $  0.09      $  0.07      $  0.07      $  (0.03)
                                                               =======      =======      =======      ========

            Year ended December 31, 2000
              Revenue                                          $22,462      $22,386      $23,527      $ 23,520
              Merchandise cost and store expenses               18,167       17,929       20,124        20,060
              Other operating expenses                           1,750        1,847        2,046         1,760
                                                               -------      -------      -------      --------
              Operating income                                   2,545        2,610        1,357         1,700
              Interest and other expenses                          271          317          371           354
              Income taxes                                         932          938          407           517
                                                               -------      -------      -------      --------
              Net income                                       $ 1,342      $ 1,355      $   579      $    829
                                                               =======      =======      =======      ========

              Basic and diluted earnings per share             $  0.23      $  0.23      $  0.09      $   0.14
                                                               =======      =======      =======      ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAINBOW RENTALS, INC.

                                      By: /s/ WAYLAND J. RUSSELL
                                          --------------------------------------
                                          Wayland J. Russell
                                          Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 29, 2002.

SIGNATURES                        TITLE
----------                        -----
 /s/ WAYLAND J. RUSSELL           Chairman, Chief Executive Officer and Director
----------------------------
Wayland J. Russell

/s/ LAWRENCE S. HENDRICKS         Chief Operating Officer and Director
----------------------------
Lawrence S. Hendricks

/s/ MICHAEL J. VIVEIROS           President and Director
----------------------------
Michael J. Viveiros

/s/ MICHAEL A. PECCHIA            Chief Financial Officer
----------------------------
Michael A. Pecchia

/s/ BRIAN L. BURTON               Director
----------------------------
Brian L. Burton

/s/ ROBERT A. GLICK               Director
----------------------------
Robert A. Glick

/s/ IVAN J. WINFIELD              Director
----------------------------
Ivan J. Winfield

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                          DESCRIPTION OF DOCUMENT
    -------                       ---------------------------
     3.1(1)       Amended and Restated Articles of Incorporation

     3.2(1)       Amended and Restated By-Laws and Code of Regulations

     4.1 Security Agreement dated as of January 11, 2002 between the Company and National City Bank, as agent

     4.2 Credit Agreement dated as of January 11, 2002, by and among the Company and The Guarantors Party Thereto and National City
                  Bank, as agent and The Other Banks Party Thereto

    10.1(1)       1998 Stock Option Plan

    10.2(1) Lease by and between the Company and Rainbow Properties, Ltd. dated January 1, 1996 for the Company's principal executive offices

    13            Annual Report to Shareholders for the year ended
                  December 31, 2001


    23            Consent of Independent Public Accountants


      (1) Previously filed, as of June 5, 1998, pursuant to the Company's Registration Statement on Form S-1.