Form 10-Q
period 2002-03-31
RAINBOW RENTALS INC
filed 2002-05-15
CIK 1058441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         (Mark One)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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
Yes    x      No
     -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                 SHARES OUTSTANDING AT APRIL 30, 2002
                   -----                 ------------------------------------
       Common stock, no par value                    5,925,735

                              RAINBOW RENTALS, INC.
                                      INDEX



PART I.           FINANCIAL INFORMATION                                                        Page No.
                                                                                               --------

         Item 1.  Financial Statements

                  Balance Sheets                                                                  3

                  Statements of Income                                                            4

                  Statements of Shareholders' Equity                                              5

                  Statements of Cash Flows                                                        6

                  Notes to Financial Statements                                                   7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                     8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     11


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                               12


SIGNATURES                                                                                       13

                              RAINBOW RENTALS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            (UNAUDITED)
                                                                             MARCH 31,      DECEMBER 31,
                                                                               2002           2001
                                                                             --------       --------
                                        ASSETS
Current assets
     Cash and cash equivalents                                               $  1,419       $  1,839
     Rental-purchase merchandise, net                                          38,794         39,330
     Income tax receivable                                                      1,275              -
     Prepaid expenses and other current assets                                  2,379          2,143
                                                                             --------       --------
          Total current assets                                                 43,867         43,312

Property and equipment, net                                                     5,279          5,177
Deferred income taxes                                                           1,549          1,546
Goodwill, net                                                                   9,098          9,098
Other assets, net                                                               1,154            988
                                                                             --------       --------
          Total assets                                                       $ 60,947       $ 60,121
                                                                             ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Deferred revenue                                                        $  1,166       $  1,263
     Accounts payable                                                           2,960          3,827
     Accrued income taxes                                                           -            306
     Accrued compensation and related costs                                     1,498          2,082
     Other liabilities and accrued expenses                                     2,121          2,062
     Deferred income taxes                                                      5,708          3,976
                                                                             --------       --------
          Total current liabilities                                            13,453         13,516

Long-term debt                                                                  9,800          9,440
                                                                             --------       --------
          Total liabilities                                                    23,253         22,956

Commitments and contingencies

Shareholders' equity
     Serial preferred stock, no par value; 2,000,000 shares authorized,
          none issued                                                               -              -
     Common stock, no par value; 10,000,000 shares authorized,
          6,392,610 issued and 5,925,735 outstanding                           11,039         11,039
     Retained earnings                                                         28,562         28,033
     Treasury stock, 466,875 common shares at cost                             (1,907)        (1,907)
                                                                             --------       --------
          Total shareholders' equity                                           37,694         37,165
                                                                             --------       --------
          Total liabilities and shareholders' equity                         $ 60,947       $ 60,121
                                                                             ========       ========




See accompanying notes to financial statements.

                              RAINBOW RENTALS, INC.
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                             (UNAUDITED)
                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        2002            2001
                                                                     ----------      ----------
Revenues
     Rental revenue                                                  $   23,146      $   22,466
     Fees                                                                   638             686
     Merchandise sales                                                    1,181           1,138
                                                                     ----------      ----------
                  Total revenues                                         24,965          24,290

Operating expenses
     Merchandise costs                                                    8,827           8,388
     Store expenses
          Salaries and related                                            6,024           5,710
          Occupancy                                                       2,307           2,092
          Advertising                                                     1,586           1,524
          Other expenses                                                  3,184           3,344
                                                                     ----------      ----------
                  Total store expenses                                   13,101          12,670
                                                                     ----------      ----------

                  Total merchandise costs and store expenses             21,928          21,058

     General and administrative expenses                                  1,794           1,855
     Amortization of goodwill and noncompete agreements                      41             175
                                                                     ----------      ----------
                  Total operating expenses                               23,763          23,088
                                                                     ----------      ----------

                  Operating income                                        1,202           1,202

Interest expense                                                            185             226
Other expense, net                                                          129              85
                                                                     ----------      ----------
                  Income before income taxes                                888             891

Income taxes                                                                359             360
                                                                     ----------      ----------

                  Net income                                         $      529      $      531
                                                                     ==========      ==========

EARNINGS PER COMMON SHARE:
     Basic and diluted earnings per share                            $     0.09      $     0.09
                                                                     ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                            5,925,735       5,925,735
                                                                     ==========      ==========

     Diluted                                                          5,947,262       5,935,968
                                                                     ==========      ==========

PRO FORMA NET INCOME DATA:
     Net income as reported                                          $      529      $      531
     Pro forma adjustment for goodwill amortization, net of tax               -              81
                                                                     ----------      ----------

     Pro forma net income                                            $      529      $      612
                                                                     ==========      ==========

PRO FORMA EARNINGS PER COMMON SHARE:
     Pro forma basic and diluted earnings per share                  $     0.09      $     0.10
                                                                     ==========      ==========


See accompanying notes to financial statements.

                              RAINBOW RENTALS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                COMMON STOCK                                               TOTAL
                                                ------------              RETAINED      TREASURY       SHAREHOLDERS'
                                             SHARES          COST         EARNINGS        STOCK           EQUITY
                                           ---------      ---------      ---------      ---------       ---------

Balance at December 31, 2000               5,925,735      $  11,039      $  26,859      $  (1,907)      $  35,991
     Net income                                    -              -          1,174              -           1,174
                                           ---------      ---------      ---------      ---------       ---------

Balance at December 31, 2001               5,925,735         11,039         28,033         (1,907)         37,165
     Net income (unaudited)                        -              -            529              -             529
                                           ---------      ---------      ---------      ---------       ---------

Balance at March 31, 2002 (unaudited)      5,925,735      $  11,039      $  28,562      $  (1,907)      $  37,694
                                           =========      =========      =========      =========       =========





See accompanying notes to financial statements.

                              RAINBOW RENTALS, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               (unaudited)
                                                                         FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                             2002           2001
                                                                           --------       --------
Cash flows from operating activities
     Net income                                                            $    529       $    531
     Reconciliation of net income to net cash provided
        by operating activities
           Depreciation of property and equipment and
               amortization of intangibles                                      629            722
           Depreciation of rental-purchase merchandise                        6,990          6,615
           Write-down of rental purchase merchandise                             55              -
           Deferred income taxes                                              1,729            300
           Loss on disposal of property and equipment                            24              -
           Purchases of rental-purchase merchandise                          (8,306)        (8,490)
           Rental-purchase merchandise disposed, net                          1,797          1,743
           Increase in
               Income tax receivable                                         (1,275)           (47)
               Prepaid expenses and other assets                               (240)          (220)
           Increase (decrease) in
               Accounts payable                                                (867)           792
               Accrued income taxes                                            (306)             -
               Accrued compensation and related costs                          (584)          (693)
               Other liabilities and accrued expenses                           (38)           777
                                                                           --------       --------
                  Net cash provided by operating activities                     137          2,030
                                                                           --------       --------

Cash flows from investing activities
     Purchase of property and equipment, net                                   (617)          (578)
     Proceeds from sale of property and equipment                                 1             10
     Acquisitions                                                                 -           (247)
                                                                           --------       --------
                  Net cash used in investing activities                        (616)          (815)
                                                                           --------       --------

Cash flows from financing activities
     Proceeds from long-term debt                                            19,814          5,865
     Current installments and repayments of long-term debt                  (19,454)        (7,300)
     Loan fees paid                                                            (301)             -
                                                                           --------       --------
                  Net cash provided by (used in) financing activities            59         (1,435)
                                                                           --------       --------

Net decrease in cash                                                           (420)          (220)
Cash at beginning of period                                                   1,839          1,426
                                                                           --------       --------
Cash at end of period                                                      $  1,419       $  1,206
                                                                           ========       ========

Supplemental cash flow information
     Net cash paid during the period for
        Interest                                                           $    120       $    195
        Income taxes                                                            211            169


See accompanying notes to financial statements.

                              RAINBOW RENTALS, INC.
                          NOTES TO FINANCIAL STATEMENTS



1. Basis of Presentation

     Rainbow Rentals, Inc. (the "Company") is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At March 31, 2002 the Company operated 114 stores in 11 states: Connecticut, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company has since opened two additional stores in April 2002. The Company's corporate office is located in Canfield, Ohio.

     The financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001.


2. Earnings Per Share

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

     The following table shows the amounts used in computing earnings per share.

                                                              For the three months ended
                                                                     March 31,
                                                                 2002            2001
                                                             ----------      -------------
                                                    (Dollars in thousands, except per share amounts)
        Numerator:
            Net income available to common shareholders      $      529      $         531

        Denominator:
            Basic weighted average shares                     5,925,735          5,925,735
            Effect of dilutive stock options                     21,527             10,233
                                                             ----------      -------------
            Diluted weighted average shares                   5,947,262          5,935,968
                                                             ==========      =============

            Basic earnings per share                         $     0.09      $        0.09
                                                             ==========      =============
            Diluted earnings per share                       $     0.09      $        0.09
                                                             ==========      =============


3. Long-Term Debt

     The Company entered into a revolving financing agreement (the "Credit Facility") with a syndicate of three financial institutions on January 11, 2002, which refinanced its existing debt at that time. The agreement allows the Company to borrow up to $25.0 million, on which interest is charged, at the Company's option, at the London Interbank Offering Rate (LIBOR) plus 3% with the remaining balance at the prime rate plus 1%, or combination thereof. In addition, the Company must pay a commitment fee equal to 0.50% per annum on the unused portion of the loan commitment. Borrowings under the Credit Facility mature three years after the date of the loan. At March 31, 2002, the outstanding loan balance totaled $9.8 million with a weighted average interest rate of 5.06%. Excess availability at March 31, 2002 was approximately $1.7 million.

     The amount of outstanding borrowings under the Credit Facility is primarily limited to 32% of the Company's rental purchase merchandise, which serves as the security for the debt. The Credit Facility requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. The Company must meet requirements regarding monthly, quarterly and annual financial reporting. The Credit Facility contains non-financial covenants that restrict actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. At March 31, 2002, the Company was in compliance with the covenants and financial reporting requirements.


4. Goodwill

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, or more frequently if circumstances indicate potential impairment. In the first quarter of 2002, the Company ceased amortization of goodwill and is currently assessing goodwill for impairment. No impairment losses were recorded upon the initial adoption of SFAS No. 142.

     The pro forma effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows:

                                                                           (unaudited)
                                                                    For the three months ended
                                                                           March 31,
                                                                        2002        2001
                                                                      -------      -------
                                                         (Dollars in thousands, except per share amounts)
        Net income, as reported                                       $   529      $   531

        Goodwill amortization, net of tax                                   -           81
                                                                      -------      -------
        Net income, as adjusted                                       $   529      $   612
                                                                      =======      =======


        Basic and diluted earnings per common share, as reported      $  0.09      $  0.09

        Goodwill amortization, net of tax                                   -         0.01
                                                                      -------      -------
        Basic and diluted earnings per common share, as adjusted      $  0.09      $  0.10
                                                                      =======      =======


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 30 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

       The Company's primary method of growth is through the opening of new store locations. New store openings are dilutive to earnings for the first nine to twelve months as they build a customer base and develop a recurring revenue stream. Generally, new stores have a maturation period of approximately three years. The timing of new store openings and the number of stores in various stages of the three-year maturation process will have an effect on quarterly comparisons. In 2002, through the date of this report, the Company opened four stores, two during the first quarter and two during April. Additionally, the Company acquired 377 accounts from a competitor and consolidated them into an existing Company store.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

                                                                                (unaudited)
                                                                        For the three months ended
                                                                                 March 31,
                                                                             2002        2001
                                                                           ------      ------
        Revenues
           Rental revenue                                                    92.7%       92.5%
           Fees                                                               2.6         2.8
           Merchandise sales                                                  4.7         4.7
                                                                           ------      ------
                       Total revenues                                       100.0       100.0

        Operating expenses
           Merchandise costs                                                 35.4        34.5
           Store expenses
                Salaries and related                                         24.1        23.5
                Occupancy                                                     9.2         8.6
                Advertising                                                   6.3         6.3
                Other expenses                                               12.8        13.8
                                                                           ------      ------
                       Total store expenses                                  52.4        52.2
                                                                           ------      ------

                       Total merchandise costs and store expenses            87.8        86.7

           General and administrative expenses                                7.2         7.6
           Amortization of goodwill and noncompete agreements                 0.2         0.7
                                                                           ------      ------
                       Total operating expenses                              95.2        95.0
                                                                           ------      ------

                       Operating income                                       4.8         5.0

        Interest expense                                                      0.8         0.9
        Other expense, net                                                    0.5         0.4
                                                                           ------      ------
                       Income before income taxes                             3.5         3.7

        Income taxes                                                          1.4         1.5
                                                                           ------      ------

                       Net income                                             2.1%        2.2%
                                                                           ======      ======

        Pro forma net income data:
           Net income as reported                                             2.1%        2.2%
           Pro forma adjustment for goodwill amortization, net of tax         0.0         0.3
                                                                           ------      ------
           Pro forma net income                                               2.1%        2.5%
                                                                           ======      ======


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Total revenues increased $675,000, or 2.8%, to $25.0 million for the three months ended March 31, 2002 compared to $24.3 million for the three months ended March 31, 2001. Revenue from stores opened in 2001 and 2002 increased $649,000 comparing the three months ended March 31, 2002 and 2001. Revenue from comparable stores (stores in operation on January 1, 2001) modestly increased $133,000, or 0.6%, which was offset by the loss of revenue recorded during the prior period associated with an underperforming store sold in May 2001.

     Merchandise costs increased $439,000, or 5.2%, to $8.8 million for the three months ended March 31, 2002 compared to $8.4 million for the three months ended March 31, 2001. Merchandise costs totaled 35.4% and 34.5% of total revenues, respectively, for the three months ended March 31, 2002 and 2001. The increase in merchandise costs as a percentage of revenue was primarily the result of lowering prices on new and pre-rented merchandise during mid-2001 due to both a declining customer base and increasing older, pre-rented merchandise. However, as a result of a recent increase in customers over the past two quarters and an improvement in the quality of older, pre-rented merchandise, the Company began to raise rental rates during the first quarter of 2002 to more normal levels. Gross margins were down nearly 100 basis points comparing the three months ended March 31, 2002 and 2001; but, were up nearly 150 basis points comparing the three months ended March 31, 2002 and December 31, 2001.

     Store expenses increased $431,000, or 3.4%, to $13.1 million for the three months ended March 31, 2002 compared to $12.7 million for the three months ended March 31, 2001. The increase was due to $550,000 associated with stores opened in 2001 and 2002, partially offset by a decline in comparable store expenses, resulting from stores operating more efficiently due to financial controls implemented during 2002. Store expenses totaled 52.4% and 52.2% of total revenues, respectively, for the three months ended March 31, 2002 and 2001. Salaries and related expenses increased $314,000, of which $240,000, or 76% of the increase related to stores opened during 2001 and 2002. The remaining increase in salaries and related expenses was primarily payroll taxes, namely increased workers compensation rates. The $215,000 increase in occupancy expense was primarily due to stores opened in 2001 and 2002 and, to a lesser extent, normal scheduled rent increases at comparable stores. Other store expenses decreased $160,000 comparing the 2002 and 2001 quarters. The decrease in other store expenses was due to a number of factors including modest declines in inventory repairs and vehicle-related expenses. Costs associated with stores opened during 2001 and 2002 partially offset the aforementioned decreases in other store expenses.

     General and administrative expenses decreased $61,000, or 3.3%, to $1.8 million for the three months ended March 31, 2002 compared to $1.9 million for the three months ended March 31, 2001. General and administrative expenses totaled 7.2% and 7.6% of total revenues, respectively, for the three months ended March 31, 2002 and 2001.

     Interest expense decreased $41,000, or 18.1%, from the prior year period due to lower average outstanding debt and lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations, borrowings and the issuance of capital stock. For the three months ended March 31, 2002 and 2001, purchases of rental merchandise (excluding acquired inventory) amounted to $8.3 million and $8.5 million, respectively.

     For the three months ended March 31, 2002, cash provided by operations totaled $137,000 compared to $2.0 million for the three months ended March 31, 2001. The decline in cash provided by operations was due to changes in accounts payable and other liability accounts as a result of the timing of payments to vendors. Payments were higher during the quarter ended March 31, 2002 versus the comparable quarter due to higher fourth quarter 2001 inventory purchases. Cash used in investing activities totaled $616,000 and $815,000, respectively, for the three months ended March 31, 2002 and 2001, and the change was primarily cash used for an acquisition in March 2001. Due to repayments on the Company's debt during the three months ended March 31, 2001, cash used in financing activities totaled $1.4 million compared to financing activities providing $59,000 for the three months ended March 31, 2002.

     On January 11, 2002, the Company refinanced its debt with a $25.0 million revolving loan agreement (the "Credit Facility") that matures in January 2005. A borrowing base measured against rental purchase merchandise limits borrowings under the Credit Facility. Excess availability as of March 31 and April 30, 2002 was approximately $1.7 million and $2.2 million, respectively. The agreement requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The agreement also contains non-financial covenants that restrict actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. In the event of default, the outstanding loan balance will be subject to the then prime interest rate plus 3%, in addition to the loan becoming currently due. Interest charged on portions of the outstanding principal balance is at LIBOR plus 3% and the remaining outstanding balance is at prime plus 1%. The weighted average interest rate charged on the outstanding balance at April 30, 2002 was 4.98%.

     The Company has opened four new stores to date in 2002, including two in April, and plans to open approximately eight more stores during the remainder of the year. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. During April 2002, the Company acquired 377 accounts from a competitor and consolidated them into an existing store. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or its current lender.


FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q, other than those concerning historical information, or, in future filings by Rainbow Rentals, Inc. with the Securities and Exchange Commission (SEC), in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements use such words as "may", "will", "should", "expects", "plans", "anticipates", "estimates", "believes", "thinks", "continues", "indicates", "outlook", "looks", "goals", "initiatives", "projects", or variations thereof. Forward-looking statements are based on management's current beliefs and assumptions regarding future events and operating performance and speak only as of the date made. These statements are likely to address the Company's growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. Forward-looking statements are subject to a number of risks, uncertainties and other factors, many of which are outside the control of the Company that could cause the Company's actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks associated with general economic conditions; failure to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with development, implementation and execution of new business processes, procedures and programs; greater than expected expenses associated with the Company's activities; the effects of new accounting standards; and other risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and in other reports and exhibits to reports filed with the SEC. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available, at no charge, at www.sec.gov and through the Company's web site at www.rainbowrentals.com. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes in information about market risk from that provided in the 2001 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION
                              RAINBOW RENTALS, INC.
                                 MARCH 31, 2002

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits: 4.3 First Amendment to Credit Agreement dated as of March 30, 2002 by and among Rainbow Rentals, Inc., the Banks party thereto and National City Bank, as agent for the Banks.

     B.       Reports on Form 8-K: None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAINBOW RENTALS, INC.
                                   (Registrant)


                                   /s/ WAYLAND J. RUSSELL
                                   ---------------------------------
                                   Wayland J. Russell, Chairman and
                                   Chief Executive Officer
                                   (Principal Executive Officer)
                                   Date:  May 15, 2002


                                   /s/ MICHAEL A. PECCHIA
                                   ---------------------------------
                                   Michael A. Pecchia,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                   Date:  May 15, 2002