Form 10-K/A
period 2001-12-31
RAINBOW RENTALS INC
filed 2002-07-01
CIK 1058441

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

                           Commission File No. 0-24333
                              RAINBOW RENTALS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                         34-1512520
--------------------------------------                  ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             3711 STARR CENTRE DRIVE
                              CANFIELD, OHIO 44406
                              ---------------------
                    (Address of principal executive offices)

                                  330-533-5363
                                  -------------
              (Registrant's telephone number, including area code)

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

                                     PART II

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES OR REPORTS ON FORM 8-K

           (a)(3) Exhibits

                  99.1 Form 11-K Annual Report for the Company's 401(k) Profit Sharing Plan.
                  99.2    Consent of Independent Public Accountants.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 28, 2002                RAINBOW RENTALS, INC.


                                     By:    /s/ Michael A. Pecchia
                                            ------------------------------------
                                            Michael A. Pecchia,
                                            Chief Financial Officer