Form 10-Q
period 2002-06-30
RAINBOW RENTALS INC
filed 2002-08-13
CIK 1058441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to .

Commission File No. 0-24333

RAINBOW RENTALS, INC.
(Exact name of Registrant as specified in its charter)

Ohio (State of Incorporation)	34-1512520 (IRS Employer Identification No.)

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
Yes      x     No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common stock, no par value	SHARES OUTSTANDING AT JULY 31, 2002 5,929,319

RAINBOW RENTALS, INC.
INDEX

RAINBOW RENTALS, INC.
BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2002	2001

Assets

Current assets

Cash and cash equivalents	$2,203	$1,839

Rental-purchase merchandise, net	37,079	39,330

Income tax receivable	1,356	—

Prepaid expenses and other current assets	1,766	2,143

Total current assets	42,404	43,312

Property and equipment, net	5,470	5,177

Deferred income taxes	1,556	1,546

Goodwill, net	9,233	9,098

Other assets, net	1,097	988

Total assets	$59,760	$60,121

Liabilities and Shareholders’ Equity

Current liabilities

Deferred revenue	$1,053	$1,263

Accounts payable	1,680	3,827

Accrued income taxes	—	306

Accrued compensation and related costs	2,027	2,082

Other liabilities and accrued expenses	2,513	2,062

Deferred income taxes	5,799	3,976

Total current liabilities	13,072	13,516

Long-term debt	8,500	9,440

Total liabilities	21,572	22,956

Commitments and contingencies

Shareholders’ equity

Serial preferred stock, no par value; 2,000,000 shares authorized none issued	—	—

Common stock, no par value; 10,000,000 shares authorized, 6,392,610 issued, 5,929,319 outstanding at June 30, 2002 and 5,925,735 outstanding at December 31, 2001	11,039	11,039

Additional paid-in capital	4	—

Retained earnings	29,037	28,033

Treasury stock, at cost, 463,291 shares at June 30, 2002 and 466,875 shares at December 31, 2001	(1,892)	(1,907)

Total shareholders’ equity	38,188	37,165

Total liabilities and shareholders’ equity	$59,760	$60,121

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues

Rental revenue	$23,463	$22,211	$46,609	$44,677

Fees	714	698	1,352	1,383

Merchandise sales	666	680	1,847	1,818

Total revenues	24,843	23,589	49,808	47,878

Operating expenses

Merchandise costs	8,383	8,041	17,210	16,430

Store expenses

Salaries and related	5,805	5,522	11,829	11,232

Occupancy	2,223	2,069	4,530	4,161

Advertising	1,724	1,520	3,310	3,043

Other	3,508	3,269	6,771	6,764

Total store expenses	13,260	12,380	26,440	25,200

Total merchandise costs and store expenses	21,643	20,421	43,650	41,630

General and administrative expenses	2,116	1,841	3,831	3,545

Amortization of goodwill and noncompete agreements	44	174	85	349

Total operating expenses	23,803	22,436	47,566	45,524

Operating income	1,040	1,153	2,242	2,354

Interest expense	167	188	352	413

Other expense, net	74	262	203	347

Income before income taxes	799	703	1,687	1,594

Income taxes	323	285	683	645

Net income	$476	$418	$1,004	$949

Earnings per common share:

Basic and diluted earnings per share	$0.08	$0.07	$0.17	$0.16

Weighted average common shares outstanding:

Basic	5,927,598	5,925,735	5,926,672	5,925,735

Diluted	5,952,333	5,932,146	5,949,798	5,934,057

Pro forma net income data:

Net income as reported	$476	$418	$1,004	$949

Pro forma adjustment for goodwill amortization, net of tax	—	79	—	160

Pro forma net income	$476	$497	$1,004	$1,109

Pro forma earnings per common share:

Pro forma basic and diluted earnings per share	$0.08	$0.08	$0.17	$0.19

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

						Total
	Common Stock		Additional	Retained	Treasury	Shareholders'
	Shares	Cost	Paid-in Capital	Earnings	Stock	Equity

Balance at December 31, 2000	5,925,735	$11,039	$—	$26,859	$(1,907)	$35,991

Net income	—	—	—	1,174	—	1,174

Balance at December 31, 2001	5,925,735	11,039	—	28,033	(1,907)	37,165

Exercise of stock options (unaudited)	3,584	—	4	—	15	19

Net income (unaudited)	—	—	—	1,004	—	1,004

Balance at June 30, 2002 (unaudited)	5,929,319	$11,039	$4	$29,037	$(1,892)	$38,188

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	(unaudited)
	For the six months ended
	June 30,

	2002	2001

Cash flows from operating activities

Net income	$1,004	$949

Reconciliation of net income to net cash provided by operating activities

Depreciation of property and equipment and amortization of intangibles	1,249	1,473

Depreciation of rental-purchase merchandise	13,927	13,293

Purchases of rental-purchase merchandise	(14,866)	(15,716)

Rental-purchase merchandise disposed, net	3,215	3,155

Write-down of rental purchase merchandise	102	46

Deferred income taxes	1,813	300

Write-off of goodwill from sale of store	—	260

Loss on disposal of property and equipment	16	11

Gain on sale of store assets	—	(110)

(Increase) decrease in

Income tax receivable	(1,356)	137

Prepaid expenses and other assets	365	(167)

Increase (decrease) in

Accounts payable	(2,147)	815

Accrued income taxes	(306)	—

Accrued compensation and related costs	(55)	(131)

Other liabilities and accrued expenses	241	678

Net cash provided by operating activities	3,202	4,993

Cash flows from investing activities

Purchase of property and equipment, net	(1,325)	(1,046)

Proceeds from the sale of property and equipment	36	31

Proceeds from the sale of store assets	—	272

Acquisitions	(312)	(245)

Net cash used in investing activities	(1,601)	(988)

Cash flows from financing activities

Proceeds from long-term debt	23,914	11,225

Current installments and repayments of long-term debt	(24,854)	(14,942)

Proceeds from stock option exercises	19	—

Loan fees paid	(316)	(50)

Net cash used in financing activities	(1,237)	(3,767)

Net increase in cash	364	238

Cash at beginning of period	1,839	1,426

Cash at end of period	$2,203	$1,664

Supplemental cash flow information

Net cash paid during the period for

Interest	$262	$449

Income taxes	616	278

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

     Rainbow Rentals, Inc. (the “Company”) is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At June 30, 2002 the Company operated 118 stores in 13 states: Connecticut, Delaware, Georgia, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company has since opened one additional store in July 2002. The Company’s corporate office is located in Canfield, Ohio.

     The financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2001.

     Certain reclassifications have been made to prior year financial data in order to conform to the 2002 presentation.

2. Earnings Per Share

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

     The following table shows the amounts used in computing earnings per share.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Numerator:

Net income available to common shareholders	$476	$418	$1,004	$949

Denominator:

Basic weighted average shares	5,927,598	5,925,735	5,926,672	5,925,735

Effect of diluted stock options	24,735	6,411	23,126	8,322

Diluted weighted average shares	5,952,333	5,932,146	5,949,798	5,934,057

Basic earnings per share	$0.08	$0.07	$0.17	$0.16

Diluted earnings per share	$0.08	$0.07	$0.17	$0.16

3. Long-Term Debt

     The Company entered into a revolving financing agreement (the “Credit Facility”) with a syndicate of three financial institutions on January 11, 2002, which refinanced its existing debt at that time. The agreement allows the Company to borrow up to $25.0 million; however, borrowings are limited to 32% of the Company’s rental purchase merchandise, which serves as the security for the debt. Interest is charged, at the Company’s option, at the London Interbank Offering Rate (LIBOR) plus 3% with the remaining balance at the prime rate plus 1%, or combination thereof. In addition, the Company must pay a commitment fee equal to 0.50% per annum on the unused portion of the loan commitment. Borrowings under the Credit Facility mature three years after the date of the loan. At June 30, 2002, the outstanding loan balance totaled $8.5 million with a weighted average interest rate of 4.88%. Excess availability at June 30, 2002 was approximately $2.4 million.

     The Credit Facility requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. The Company must meet requirements regarding monthly, quarterly and annual financial reporting. The Credit Facility contains non-financial covenants that restrict actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. At June 30, 2002, the Company was in compliance with the covenants and financial reporting requirements.

4. Goodwill

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, or more frequently if circumstances indicate potential impairment. In 2002, the Company ceased amortization of goodwill and assessed goodwill for impairment. No impairment losses were recorded upon the adoption and implementation of SFAS No. 142.

     The pro forma effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows:

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income, as reported	$476	$418	$1,004	$949

Goodwill amortization, net of tax	—	79	—	160

Net income, as adjusted	$476	$497	$1,004	$1,109

Basic and diluted earnings per common share, as reported	$0.08	$0.07	$0.17	$0.16

Goodwill amortization, net of tax	—	0.01	—	0.03

Basic and diluted earnings per common share, as adjusted	$0.08	$0.08	$0.17	$0.19

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

Generally, new stores have a maturation period of approximately three years. The timing of new store openings and the number of stores in various stages of the three-year maturation process will have an effect on quarterly comparisons. In 2002, through the date of this report, the Company has opened seven stores. Additionally, the Company acquired the accounts from two competitors stores’ and consolidated them into existing Company stores.

Results of Operations

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues

Rental revenue	94.4%	94.2%	93.6%	93.3%

Fees	2.9	2.9	2.7	2.9

Merchandise sales	2.7	2.9	3.7	3.8

Total revenues	100.0	100.0	100.0	100.0

Operating expenses

Merchandise costs	33.7	34.1	34.6	34.3

Store expenses

Salaries and related	23.4	23.4	23.7	23.4

Occupancy	9.0	8.8	9.1	8.7

Advertising	6.9	6.5	6.6	6.4

Other	14.1	13.8	13.6	14.2

Total store expenses	53.4	52.5	53.0	52.7

Total merchandise costs and store expenses	87.1	86.6	87.6	87.0

General and administrative expenses	8.5	7.8	7.7	7.4

Amortization of goodwill and noncompete agreements	0.2	0.7	0.2	0.7

Total operating expenses	95.8	95.1	95.5	95.1

Operating income	4.2	4.9	4.5	4.9

Interest expense	0.7	0.8	0.7	0.9

Other expense, net	0.3	1.1	0.4	0.7

Income before income taxes	3.2	3.0	3.4	3.3

Income taxes	1.3	1.2	1.4	1.3

Net income	1.9%	1.8%	2.0%	2.0%

Comparison of the Three and Six Months Ended June 30, 2002 and 2001

     Total revenues increased $1.2 million, or 5.3%, to $24.8 million for the three months ended June 30, 2002 compared to $23.6 million for the three months ended June 30, 2001. Revenue from comparable stores for the three-month period, or stores in operation on April 1, 2001, increased $720,000, or 3.1%, and was primarily due to an increase in merchandise on rent. To a lesser extent, improved collection performance and an increase in the average rate charged per rental agreement contributed to the increase in total revenues from comparable stores. The increase in average rental rates was primarily the effect of raising rates towards historical levels during 2002 as the quality of pre-rented merchandise improved over the previous year. During mid-2001, rental rates were lowered as a result of a declining customer base and an increase in older, pre-rented merchandise. Revenue from the 10 stores opened after April 1, 2001 increased $603,000 comparing the three months ended June 30, 2002 to 2001 as these stores build a customer base and develop a recurring revenue stream.

     Total revenues increased $1.9 million, or 4.0%, to $49.8 million for the six months ended June 30, 2002 compared to $47.9 million for the six months ended June 30, 2001. Revenue from comparable stores for the six-month period, or stores in operation on January 1, 2001, increased $666,000, or 1.4%, and was primarily due to an increase in merchandise on rent and improved collection performance. Revenue from the 12 stores opened after January 1, 2001 increased $1.4 million comparing the six months ended June 30, 2002 to 2001 as these stores build a customer base and develop a recurring revenue stream. Partially offsetting the above increases was the loss of revenue recorded during the prior period associated with an underperforming store sold in May 2001.

     Merchandise costs increased $342,000, or 4.3%, to $8.4 million for the three months ended June 30, 2002 compared to $8.0 million for the three months ended June 30, 2001. Merchandise costs totaled 33.7% and 34.1% of total revenues comparing the respective three-month periods. The decrease in merchandise costs as a percentage of revenue was primarily the result of higher rental merchandise margins due to an improvement in the quality of older, pre-rented merchandise and higher rental rates, as mentioned above.

     Merchandise costs increased $780,000, or 4.7%, to $17.2 million for the six months ended June 30, 2002 compared to $16.4 million for the six months ended June 30, 2001. Merchandise costs totaled 34.6% and 34.3% of total revenues comparing the respective six-month periods. The increase in merchandise costs as a percentage of revenue was primarily the effect of lowering prices on new and pre-rented merchandise during mid-2001, which was predominantly offset by increased rental rates during the first half of 2002, as explained above.

     Store expenses increased $880,000, or 7.1%, to $13.3 million for the three months ended June 30, 2002 compared to $12.4 million for the three months ended June 30, 2001. An increase in store expenses from the 10 stores opened after April 1, 2001 accounted for 90% of the increase, or $791,000. Comparable store expenses increased less than 1% comparing the three-month periods as a result of the Company’s cost containment initiatives and financial controls implemented during 2002. Store expenses totaled 53.4% and 52.5% of total revenues, respectively, for the three months ended June 30, 2002 and 2001.

     Store expenses increased $1.2 million, or 4.9%, to $26.4 million for the six months ended June 30, 2002 compared to $25.2 million for the six months ended June 30, 2001. Store expenses associated with the 12 stores opened after January 1, 2001 were $1.3 million higher, which was partially offset by a decline in comparable store expenses resulting from stores operating more efficiently as a result of implementing operational and financial controls during 2002. New store openings accounted for most of the increases in salaries and related expenses and advertising expense. Occupancy expense, which increased $369,000, was mainly attributable to new store openings and, to a lesser extent, normal scheduled rent increases at comparable stores. The slight increase in other store expenses was primarily the result of higher expenses associated with new store openings, which was mostly offset by store operating efficiencies and financial controls, mentioned above. Store expenses totaled 53.0% and 52.7% of total revenues, respectively, for the six months ended June 30, 2002 and 2001.

     General and administrative expenses increased $275,000, or 14.9%, to $2.1 million for the three months ended June 30, 2002 compared to $1.8 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, general and administrative expense increased $286,000, or 8.1%, to $3.8 million compared to $3.5 million for the six months ended June 30, 2001. The increase in general and administrative expenses for the three- and six-month periods was attributable to increased legal expenses, higher travel costs associated with the Company’s manager trainee program and increased incentive bonuses for regional managers. General and administrative expenses totaled 8.5% and 7.8% of total revenues, respectively, for the three months ended June 30, 2002 and 2001 and 7.7% and 7.4%, respectively, for the six months ended June 30, 2002 and 2001.

     Interest expense decreased $21,000 and $61,000 comparing the respective three- and six-month periods due to lower average outstanding debt and lower interest rates.

     Income taxes increased $38,000 for both the comparable three- and six-month periods and was attributable to an increase in income before income taxes. The Company’s effective income tax rate remained at 40.5%.

Liquidity and Capital Resources

     The Company’s primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations, borrowings and the issuance of capital stock. For the six months ended June 30, 2002 and 2001, purchases of rental merchandise (excluding acquired inventory) amounted to $14.9 million and $15.7 million, respectively.

     For the six months ended June 30, 2002 and 2001, cash provided by operations totaled $3.2 million and $5.0 million, respectively. Due to seasonality, purchases of rental purchase merchandise increased during the fourth quarter of 2001 and, as a consequence, payments to vendors were higher during the first half of 2002 as payments for such inventory were made. The reduction in cash from changes in accounts payable comparing the six months ended June 30, 2002 and 2001 was partially offset by the $800,000 decline in purchases of rental purchase merchandise, mentioned above. Cash used in investing activities totaled $1.6 million and $1.0 million, respectively, for the six months ended June 30, 2002 and 2001, and was mainly attributable to increased property and equipment purchases during 2002, primarily for new stores, in addition to cash provided by the sale of store assets in May 2001. Due to significant repayments on the Company’s debt during the six months ended June 30, 2001, cash used in financing activities totaled $3.8 million compared to $1.2 million for the six months ended June 30, 2002.

     On January 11, 2002, the Company refinanced its debt with a $25.0 million revolving loan agreement (the “Credit Facility”) that matures in January 2005. A borrowing base measured against rental purchase merchandise limits borrowings under the Credit Facility to 32% of rental purchase inventory less outstanding letters of credit. Excess availability as of June 30, 2002 was approximately $2.4 million. The agreement requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The agreement also contains non-financial covenants that restrict actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. In the event of default, the outstanding loan balance will be subject to the then prime interest rate plus 3%, in addition to the loan becoming currently due. Interest charged on portions of the outstanding principal balance, subject to management’s discretion, is at LIBOR plus 3% and the remaining outstanding balance is at prime plus 1%. The weighted average interest rate charged on the outstanding balance at June 30, 2002 was 4.88%.

     The Company has opened seven new stores in 2002, to the date of this report, including one in July, and plans to open approximately five more stores during the remainder of the year. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. During April and May 2002, the Company acquired the accounts from two competitors and consolidated them into existing Company stores. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or its current lender.

Forward-Looking Statements

     Statements made in this Form 10-Q, other than those concerning historical information, or, in future filings by Rainbow Rentals, Inc. with the Securities and Exchange Commission (SEC), in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are made pursuant to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements use such words as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “estimates”, “believes”, “thinks”, “continues”, “indicates”, “outlook”, “looks”, “goals”, “initiatives”, “projects”, or variations thereof. Forward-looking statements are based on management’s current beliefs and assumptions regarding future events and operating performance and speak only as of the date made. These statements are likely to address the Company’s growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. Forward-looking statements are subject to a number of risks, uncertainties and other factors, many of which are outside the control of the Company that could cause the Company’s actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks associated with general economic conditions; failure to adequately execute plans and unforeseen circumstances beyond the Company’s control in connection with development, implementation and execution of new business processes, procedures and programs; greater than expected expenses associated with the Company’s activities; the effects of new accounting standards; and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and in other reports and exhibits to reports filed with the SEC. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company’s SEC filings are available, at no charge, at www.sec.gov and through the Company’s web site at www.rainbowrentals.com. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes in information about market risk from that provided in the 2001 Annual Report on Form 10-K.

PART II — OTHER INFORMATION
RAINBOW RENTALS, INC.
JUNE 30, 2002

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits: 99.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

B.	Reports on Form 8-K: None

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW RENTALS, INC. (Registrant)

/s/ WAYLAND J. RUSSELL Wayland J. Russell, Chairman and Chief Executive Officer (Principal Executive Officer) Date: August 13, 2002

/s/ MICHAEL A. PECCHIA Michael A. Pecchia, Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 13, 2002