Form 10-Q
period 2002-09-30
RAINBOW RENTALS INC
filed 2002-11-12
CIK 1058441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File No. 0-24333

RAINBOW RENTALS, INC.
 (Exact name of Registrant as specified in its charter)

Ohio (State of Incorporation)	34-1512520 (IRS Employer Identification No.)

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
Yes      X        No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT OCTOBER 31, 2002

Common stock, no par value	5,929,319

RAINBOW RENTALS, INC.
INDEX

RAINBOW RENTALS, INC.
BALANCE SHEETS
(Dollars in Thousands)

	(unaudited)
	September 30,	December 31,
	2002	2001

Assets

Current assets
Cash and cash equivalents	$1,574	$1,839
Rental-purchase merchandise, net	36,050	39,330
Income tax receivable	2,009	—
Prepaid expenses and other current assets	1,770	2,143

Total current assets	41,403	43,312

Property and equipment, net	5,513	5,177
Deferred income taxes	1,839	1,546
Goodwill, net	9,236	9,098
Other assets, net	965	988

Total assets	$58,956	$60,121

Liabilities and Shareholders’ Equity

Current liabilities
Deferred revenue	$1,081	$1,263
Accounts payable	2,720	3,827
Accrued income taxes	—	306
Accrued compensation and related costs	1,772	2,082
Other liabilities and accrued expenses	2,414	2,062
Deferred income taxes	6,946	3,976

Total current liabilities	14,933	13,516

Long-term debt	5,500	9,440

Total liabilities	20,433	22,956

Commitments and contingencies

Shareholders’ equity
Serial preferred stock, no par value; 2,000,000 shares authorized none issued	—	—
Common stock, no par value; 10,000,000 shares authorized, 6,392,610 issued, 5,929,319 outstanding at September 30, 2002 and 5,925,735
outstanding at December 31, 2001	11,039	11,039
Additional paid-in capital	4	—
Retained earnings	29,372	28,033
Treasury stock, at cost, 463,291 shares at September 30, 2002 and 466,875 shares at December 31, 2001	(1,892)	(1,907)

Total shareholders’ equity	38,523	37,165

Total liabilities and shareholders’ equity	$58,956	$60,121

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental revenue	$22,945	$21,395	$69,554	$66,072
Fees	700	663	2,052	2,046
Merchandise sales	725	596	2,572	2,414

Total revenues	24,370	22,654	74,178	70,532

Operating expenses
Merchandise costs	8,362	8,036	25,572	24,466
Store expenses
Salaries and related	6,080	5,328	17,909	16,560
Occupancy	2,557	2,029	7,119	6,341
Advertising	1,323	1,285	4,634	4,329
Other	3,323	3,126	10,093	9,889

Total store expenses	13,283	11,768	39,755	37,119

Total merchandise costs and store expenses	21,645	19,804	65,327	61,585

General and administrative expenses	1,962	1,821	5,794	5,450
Amortization of goodwill and noncompete agreements	45	168	130	516

Total operating expenses	23,652	21,793	71,251	67,551

Operating income	718	861	2,927	2,981

Interest expense	135	141	487	555
Other expense, net	57	58	227	170

Income before income taxes	526	662	2,213	2,256

Income taxes	191	268	874	913

Net income	$335	$394	$1,339	$1,343

Earnings per common share:
Basic	$0.06	$0.07	$0.23	$0.23

Diluted	$0.06	$0.07	$0.23	$0.23

Weighted average common shares outstanding:
Basic	5,929,319	5,925,735	5,927,564	5,925,735

Diluted	5,932,648	5,946,905	5,944,081	5,938,340

Pro forma net income data:
Net income as reported	$335	$394	$1,339	$1,343
Pro forma adjustment for goodwill amortization, net of tax	—	75	—	234

Pro forma net income	$335	$469	$1,339	$1,577

Pro forma earnings per common share:
Basic	$0.06	$0.08	$0.23	$0.27

Diluted	$0.06	$0.08	$0.23	$0.27

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock					Total
			Additional	Retained	Treasury	Shareholders’
	Shares	Cost	Paid-in Capital	Earnings	Stock	Equity

Balance at December 31, 2000	5,925,735	$11,039	$—	$26,859	$(1,907)	$35,991
Net income	—	—	—	1,174	—	1,174

Balance at December 31, 2001	5,925,735	11,039	—	28,033	(1,907)	37,165
Exercise of stock options (unaudited)	3,584	—	4	—	15	19
Net income (unaudited)	—	—	—	1,339	—	1,339

Balance at September 30, 2002 (unaudited)	5,929,319	$11,039	$4	$29,372	$(1,892)	$38,523

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(unaudited)
	For the nine months ended
	September 30,

	2002	2001

Cash flows from operating activities
Net income	$1,339	$1,343
Reconciliation of net income to net cash provided by operating activities
Depreciation of property and equipment and amortization of intangibles	1,846	2,216
Depreciation of rental-purchase merchandise	20,515	19,817
Purchases of rental-purchase merchandise	(22,244)	(24,143)
Rental-purchase merchandise disposed, net	4,969	4,655
Write-down of rental purchase merchandise	168	46
Deferred income taxes	2,677	569
Write-off of goodwill from sale of store	—	260
Loss on disposal of property and equipment	124	8
Gain on sale of store assets	—	(110)
(Increase) decrease in
Income tax receivable	(2,009)	146
Prepaid expenses and other assets	363	(178)
Increase (decrease) in
Accounts payable	(1,107)	2,931
Accrued income taxes	(306)	—
Accrued compensation and related costs	(310)	(350)
Other liabilities and accrued expenses	170	189

Net cash provided by operating activities	6,195	7,399

Cash flows from investing activities
Purchase of property and equipment, net	(1,945)	(1,714)
Proceeds from the sale of property and equipment	37	49
Proceeds from the sale of store assets	—	272
Acquisitions	(315)	(245)

Net cash used in investing activities	(2,223)	(1,638)

Cash flows from financing activities
Proceeds from long-term debt	25,464	17,495
Current installments and repayments of long-term debt	(29,404)	(23,732)
Proceeds from stock option exercises	19	—
Loan fees paid	(316)	(50)

Net cash used in financing activities	(4,237)	(6,287)

Net decrease in cash	(265)	(526)
Cash at beginning of period	1,839	1,426

Cash at end of period	$1,574	$900

Supplemental cash flow information
Net cash paid during the period for
Interest	$389	$580
Income taxes	639	305

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

     Rainbow Rentals, Inc. (the “Company”) is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At September 30, 2002 the Company operated 123 stores in 14 states: Connecticut, Delaware, Georgia, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company’s corporate office is located in Canfield, Ohio.

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

     The following table shows the amounts used in computing earnings per share.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$335	$394	$1,339	$1,343
Denominator:
Basic weighted average shares	5,929,319	5,925,735	5,927,564	5,925,735
Effect of diluted stock options	3,329	21,170	16,517	12,605

Diluted weighted average shares	5,932,648	5,946,905	5,944,081	5,938,340

Basic earnings per share	$0.06	$0.07	$0.23	$0.23

Diluted earnings per share	$0.06	$0.07	$0.23	$0.23

3. Long-Term Debt

     The Company entered into a revolving financing agreement (the “Credit Facility”) with a syndicate of three financial institutions on January 11, 2002, which refinanced its existing debt at that time. The agreement allows the Company to borrow up to $25.0 million; however, borrowings are limited to 32% of the Company’s rental purchase merchandise, less outstanding letters of credit. The Company’s rental purchase merchandise serves as the security for the debt. The Company can elect interest to be charged on a portion of the outstanding debt balance at the London Interbank Offering Rate (LIBOR) plus a range of 250 – 325 basis points and the remaining debt balance, if any, would be at the prime rate plus a range of 50 – 125 basis points. In addition, the Company must pay a commitment fee equal to a range of 37.5 to 50 basis points per annum on the unused portion of the loan commitment. The interest rate ranges above are all dependent on the Company’s most recent quarterly leverage ratio. Borrowings under the Credit Facility mature three years after the date of the loan. At September 30, 2002, the outstanding loan balance totaled $5.5 million with a weighted average interest rate of 5.14%. Excess availability at September 30, 2002 was approximately $4.4 million.

     The Credit Facility requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. The Company must meet requirements regarding monthly, quarterly and annual financial reporting. The Credit Facility contains non-financial covenants that restrict actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. At September 30, 2002, the Company was in compliance with the covenants and financial reporting requirements.

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

     The pro forma effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows:

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Net income, as reported	$335	$394	$1,339	$1,343
Goodwill amortization, net of tax	—	75	—	234

Net income, as adjusted	$335	$469	$1,339	$1,577

Basic earnings per common share, as reported	$0.06	$0.07	$0.23	$0.23
Goodwill amortization, net of tax	—	0.01	—	0.04

Basic earnings per common share, as adjusted	$0.06	$0.08	$0.23	$0.27

Diluted earnings per common share, as reported	$0.06	$0.07	$0.23	$0.23
Goodwill amortization, net of tax	—	0.01	—	0.04

Diluted earnings per common share, as adjusted	$0.06	$0.08	$0.23	$0.27

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

     The Company’s primary method of growth is through the opening of new store locations. New store openings are dilutive to earnings for the first nine to twelve months as they build a customer base and develop a recurring revenue stream. Generally, new stores have a maturation period of approximately three years. The timing of new store openings and the number of stores in various stages of the three-year maturation process will have an effect on quarterly comparisons. In 2002, through the date of this report, the Company has opened twelve stores. No further store openings are planned for the remainder of 2002. Additionally, the Company acquired the accounts from two competitors’ stores and consolidated them into existing Company stores.

Results of Operations

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues
Rental revenue	94.1%	94.5%	93.8%	93.7%
Fees	2.9	2.9	2.8	2.9
Merchandise sales	3.0	2.6	3.4	3.4

Total revenues	100.0	100.0	100.0	100.0
Operating expenses
Merchandise costs	34.3	35.5	34.5	34.7
Store expenses
Salaries and related	25.0	23.5	24.2	23.5
Occupancy	10.5	8.9	9.6	9.0
Advertising	5.4	5.7	6.2	6.1
Other	13.6	13.8	13.6	14.0

Total store expenses	54.5	51.9	53.6	52.6

Total merchandise costs and store expenses	88.8	87.4	88.1	87.3
General and administrative expenses	8.0	8.0	7.8	7.7
Amortization of goodwill and noncompete agreements	0.2	0.7	0.2	0.7

Total operating expenses	97.0	96.1	96.1	95.7

Operating income	3.0	3.9	3.9	4.3
Interest expense	0.5	0.6	0.7	0.8
Other expense, net	0.3	0.3	0.3	0.3

Income before income taxes	2.2	3.0	2.9	3.2
Income taxes	0.8	1.2	1.1	1.3

Net income	1.4%	1.8%	1.8%	1.9%

Comparison of the Three and Nine Months Ended September 30, 2002 and 2001

     Total revenues increased $1.7 million, or 7.6%, to $24.4 million for the three months ended September 30, 2002 compared to $22.7 million for the three months ended September 30, 2001. Revenue from comparable stores for the three-month period, or stores in operation on July 1, 2001, increased $867,000, or 3.8%, and was primarily attributable to an increase in average rental rates and, to a lesser extent, an increase in collection performance. The increase in average rental rates was primarily the effect of raising rental rates on pre-rented merchandise during the second quarter of 2002 towards historical levels as the quality of such merchandise improved over the previous year. Additionally, average rental rates on new merchandise were higher comparing the three months ended September 30, 2002 to September 30, 2001 due to effect of lowered rental rates during 2001 and subsequently increasing rates in 2002, and, to a lesser extent, changes in product mix. Partially offsetting these increases was a slight decline in the number of units on rent due to a decrease in customers comparing the three-month periods. Revenue from the 16 stores opened after July 1, 2001 increased $850,000 comparing the three months ended September 30, 2002 to 2001 as these stores continue to build a customer base and develop a recurring revenue stream.

     Total revenues increased $3.6 million, or 5.2%, to $74.2 million for the nine months ended September 30, 2002 compared to $70.6 million for the nine months ended September 30, 2001. Revenue from comparable stores for the nine-month period, or stores in operation on January 1, 2001, increased $1.4 million, or 2.0%, and, similar to the three-month period above, was due to an increase in average rental rates and collection performance. The number of units on rent remained flat comparing the nine months ended September 30, 2002 and 2001. Revenue from the 18 stores opened after January 1, 2001 accounted for $2.4 million of the increase as these stores continue to build a customer base and develop a recurring revenue stream.

     Merchandise costs increased $326,000, or 4.1%, to $8.3 million for the three months ended September 30, 2002 compared to $8.0 million for the three months ended September 30, 2001. Merchandise costs totaled 34.3% and 35.5% of total revenues comparing the respective three-month periods. The decrease in merchandise costs as a percentage of revenue was primarily the result of higher rental merchandise margins due to an improvement in the quality of older, pre-rented merchandise and higher rental rates, as mentioned above.

     Merchandise costs increased $1.1 million, or 4.5%, to $25.6 million for the nine months ended September 30, 2002 compared to $24.5 million for the nine months ended September 30, 2001. Merchandise costs totaled 34.5% and 34.7% of total revenues comparing the respective nine-month periods. The slight decrease in merchandise costs as a percentage of revenue was the result of higher rental merchandise margins in the last several months. The Company lowered rental rates in mid-2001 in order to move older, pre-rented merchandise and to generate additional customer traffic. The Company only began in the second quarter 2002 to raise rental rates towards historical levels.

     Store expenses increased $1.5 million, or 12.9%, to $13.3 million for the three months ended September 30, 2002 compared to $11.8 million for the three months ended September 30, 2001. An increase in store expenses from the 16 stores opened after July 1, 2001 accounted for 67% of the increase, or $1.0 million. Costs associated with the consolidation of one store and required write-down of leasehold improvements of a store identified for sale contributed to the increase in store expenses. Increased comparable store salaries and related expenses, in addition to normal scheduled rent increases, accounted for the remainder of the increase. However, total comparable store expenses as a percentage of comparable store revenue remained flat. Store expenses totaled 54.5% and 51.9% of total revenues, respectively, for the three months ended September 30, 2002 and 2001.

     Store expenses increased $2.6 million, or 7.1%, to $39.7 million for the nine months ended September 30, 2002 compared to $37.1 million for the nine months ended September 30, 2001. Store expenses associated with the 18 stores opened after January 1, 2001 accounted for $2.4 million of the increase. Costs associated with the consolidation of one store and required write-down of leasehold improvements of a store identified for sale contributed to the increase in store expenses. Increased comparable store salaries and related expenses, in addition to normal scheduled rent increases, accounted for the remainder of the increase. However, total comparable store expenses as a percentage of comparable store revenue improved from 51.8% for the nine months ended September 30, 2001 to 51.2% for the nine months ended September 30, 2002. Store expenses totaled 53.6% and 52.6% of total revenues, respectively, for the nine months ended September 30, 2002 and 2001.

     General and administrative expenses increased $141,000, or 7.7%, to $2.0 million for the three months ended September 30, 2002 compared to $1.8 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expense increased $344,000, or 6.3%, to $5.8 million compared to $5.5 million for the nine months ended September 30, 2001. The increase in general and administrative expenses for the three- and nine-month periods was mostly attributable to higher costs associated with the Company’s manager trainee program due to more new store openings. In addition, increased compensation for regional managers, due to higher profitability of comparable stores and more regional managers, contributed to the increase in general and administrative expenses comparing the respective three- and nine-month periods. General and administrative expenses totaled 8.0% of revenues for both the three months ended September 30, 2002 and 2001 and 7.8% and 7.7% of revenues, respectively, for the nine months ended September 30, 2002 and 2001.

     Interest expense remained relatively unchanged comparing the three months ended September 30, 2002 to September 30, 2001. For the nine months ended September 30, 2002 and 2001, interest expense decreased $68,000 due to lower average outstanding debt and lower interest rates during 2002.

     Income taxes decreased $77,000 and $39,000 comparing the respective three- and nine-month periods and was due to a decline in income before tax in addition to a decline in the Company’s effective tax rate. The Company’s effective tax rate declined from 40.5% for the nine months ended September 30, 2001 to 39.5% for the nine months ended September 30, 2002 due to a higher proportion of state taxable income in states with lower income tax rates.

Liquidity and Capital Resources

     The Company’s primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations, borrowings and the issuance of capital stock. For the nine months ended September 30, 2002 and 2001, purchases of rental merchandise (excluding acquired inventory) totaled $22.2 million and $24.1 million, respectively. This $1.9 million decrease in purchases of rental merchandise was due to a decline in units on rent and, to a lesser degree, a better utilization of idle inventory.

     For the nine months ended September 30, 2002 and 2001, cash provided by operations totaled $6.2 million and $7.4 million, respectively. The $1.2 million reduction of cash provided by operations was primarily from changes in accounts payable and purchases of rental purchase merchandise (see above). Changes in accounts payable was primarily the result of timing of payments to vendors, which were higher during the nine months ended September 30, 2002 versus the comparable period due to higher fourth quarter 2001 inventory purchases. Cash used in investing activities totaled $2.2 million and $1.6 million, respectively, for the nine months ended September 30, 2002 and 2001, and was mainly attributable to increased property and equipment purchases during 2002, primarily for new stores, in addition to cash provided by the sale of store assets in May 2001. The Company made substantial reductions in debt during both the 2002 and 2001 nine-month periods. As a result, cash used in financing activities was $4.2 million and $6.3 million for the nine months ended September 30, 2002 and 2001, respectively.

     On January 11, 2002, the Company refinanced its debt with a $25.0 million revolving loan agreement (the “Credit Facility”) that matures in January 2005. A borrowing base measured against rental purchase merchandise limits borrowings under the Credit Facility to 32% of rental purchase inventory, less outstanding letters of credit. Excess availability as of September 30, 2002 was approximately $4.4 million. The agreement requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The agreement also contains non-financial covenants that restrict actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. In the event of default, the outstanding loan balance will be subject to the then prime interest rate plus 3%, in addition to the loan becoming currently due.

     The Company has opened twelve new stores in 2002 and does not expect to open any additional stores for the remainder of the year. The Company expects to open between 10 and 15 stores commencing in the second quarter of 2003. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. During April and May 2002, the Company acquired the accounts from two competitors and consolidated them into existing Company stores. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or its current lender.

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

Item 4: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Based on an evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, with the participation of management, including the principal executive officer and the principal financial officer, as contemplated by Securities Exchange Act Rule 13a-15, we have concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company are effective during the period for which this periodic report has been prepared.

(b)	Changes in internal control

There were no significant changes made in the Company’s internal disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

PART II. — OTHER INFORMATION
RAINBOW RENTALS, INC.
SEPTEMBER 30, 2002

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits: None

B.	Reports on Form 8-K: None

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW RENTALS, INC. (Registrant)

/s/ WAYLAND J. RUSSELL Wayland J. Russell, Chairman and Chief Executive Officer (Principal Executive Officer) Date: November 12, 2002

/s/ MICHAEL A. PECCHIA Michael A. Pecchia, Chief Financial Officer (Principal Financial and Accounting Officer) Date: November 12, 2002

Certification of the Principal Executive Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Wayland J. Russell, the Chairman and Chief Executive Officer of Rainbow Rentals, Inc. (the “Company”), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the “Report”):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ WAYLAND J. RUSSELL

Wayland J. Russell,
Rainbow Rentals, Inc.
Chairman and Chief Executive Officer

November 12, 2002

Certification of the Principal Financial Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Michael A. Pecchia, Chief Financial Officer of Rainbow Rentals, Inc. (the “Company”) certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the “Report”):

     (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael A. Pecchia

Michael A. Pecchia
Rainbow Rentals, Inc.
Chief Financial Officer

November 12, 2002

Certification of the Principal Executive Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Wayland J. Russell, the Chairman and Chief Executive Officer of Rainbow Rentals, Inc. (the “Company”), certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6) The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Wayland J. Russell

Wayland J. Russell
Rainbow Rentals, Inc.
Chairman and Chief Executive Officer

November 12, 2002

Certification of the Principal Financial Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Michael A. Pecchia, the Chief Financial Officer of Rainbow Rentals, Inc. (the “Company”), certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6) The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael A. Pecchia

Michael A. Pecchia
Rainbow Rentals, Inc.
Chief Financial Officer

November 12, 2002