Form 10-K
period 2002-12-31
RAINBOW RENTALS INC
filed 2003-03-26
CIK 1058441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-24333

RAINBOW RENTALS, INC. (Exact name of Registrant as specified in its charter)

Ohio	34-1512520

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3711 Starr Centre Drive, Canfield, OH 44406 (Address of principal executive offices)

330-533-5363 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par Value (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes     ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934)        ☐ Yes     ☒ No

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $16.4 million at June 28, 2002. The number of common shares outstanding at March 19, 2003 was 5,929,319.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be mailed to stockholders in connection with the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

RAINBOW RENTALS, INC.

PART I

Forward-Looking Statements

     Statements made in this Form 10-K, other than those concerning historical information, or, in future filings by Rainbow Rentals, Inc. with the Securities and Exchange Commission (SEC), in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are made pursuant to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements use such words as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “estimates”, “believes”, “thinks”, “continues”, “indicates”, “outlook”, “looks”, “goals”, “initiatives”, “projects”, or variations thereof. Forward-looking statements are based on management’s current beliefs and assumptions regarding future events and operating performance and speak only as of the date made. These statements are likely to address the Company’s growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. Forward-looking statements are subject to a number of risks, uncertainties and other factors, many of which are outside the control of the Company that could cause the Company’s actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks associated with general economic conditions; failure to adequately execute plans and unforeseen circumstances beyond the Company’s control in connection with development, implementation and execution of new business processes, procedures and programs; greater than expected expenses associated with the Company’s activities; the effects of new accounting standards; and in other reports and exhibits to reports filed with the SEC. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company’s SEC filings are available, at no charge, at www.sec.gov and through the Company’s web site at www.rainbowrentals.com. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.   Business

General

     Founded in 1986 with six stores, the Company, as of December 31, 2002, operated 122 rental-purchase stores under the Rainbow Rentals trade name in Connecticut, Georgia, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company has opened 101 of these 122 locations, with the balance of the locations having been acquired. The Company offers quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 30 months). Customers have the option to return the merchandise at any time without further obligation and also have the option to purchase the merchandise at any time during the rental term.

     During 2002, Rainbow opened 12 new stores (five in existing markets and seven in new markets), consolidated two stores into existing locations and sold one store. In 2003 through the date of this report, Rainbow consolidated two additional stores into existing locations.

Industry Overview

     The rental-purchase industry provides an alternative to traditional retail installment sales, appealing to individuals with a need for acquiring the use of household products who cannot afford a cash purchase, may be unable to qualify for credit, and are unwilling or unable to wait until they can save for a purchase. Others may value the flexibility offered by the rental transaction, which allows for the return of merchandise at any time without obligation for further payments. In addition, the industry serves customers having short-term needs or seeking to try products, such as computers, before committing to purchase them. Rental-purchase transactions include delivery and pick-up service as well as a repair warranty. Rental-purchase transactions are made on a week-to-week or month-to-month basis and provide customers with the opportunity for ownership if the merchandise is rented for a continuous term, generally 12 to 30 months. Customers may cancel agreements at any time without further obligation by returning the merchandise or requesting its pick-up by the store. Returned merchandise is held for re-rental or sale. Rental renewal payments are generally made in person, in cash, by check or money order, or by mail.

     The Association of Progressive Rental Organizations (APRO), the industry’s trade association, estimates there are approximately 8,000 rent-to-own stores in the United States. According to APRO, industry-wide revenues were approximately $5.6 billion in 2001, the latest year for which statistics are available. APRO also estimates there were approximately 2.9 million households served during 2001. Management believes the industry’s four largest public companies currently operate approximately 4,500 stores, or 56% of the total rental-purchase stores in operation.

     The rental-purchase industry serves a highly diverse customer base. According to APRO, approximately 92% of rental purchase customers have annual household incomes between $15,000 and $49,999. Estimates also show that the majority of rental-purchase customers are between the ages of 25 and 44 and over 93% of rental-purchase customers are high school graduates. The U.S. Census Bureau reported that in 2000 there were approximately 44 million households with annual income between $15,000 and $49,999. Management believes the rental-purchase industry remains under-penetrated, providing growth opportunities via new store openings or acquisitions for companies that are well capitalized and have access to both debt and equity capital.

Risk Factors

     Risk Associated with the Rental-Purchase Business. The operating success of the Company, like other participants in the rental-purchase industry, depends upon a number of factors. These factors include the ability to maintain and increase the number of units on rent, the collection of the rental payments when due and the control of inventory and other costs. In addition, the failure of the Company’s management information systems to monitor the stores, the failure of the Company’s operational internal audit personnel to adequately detect any problems with a store, or the failure of store managers to follow operating guidelines, could have a material adverse affect on the Company’s business, financial condition or results of operations. The rental-purchase industry is also affected by changes in consumer confidence, preferences and attitudes, as well as general economic factors. Failure to respond to changing market trends could adversely affect the Company’s business, financial condition or results of operations. In addition, the failure of the Company to react to changes in consumer preferences and technological advancements could adversely affect the value of the Company’s inventory and the Company’s business, financial condition or results of operations.

     Competition. The rental-purchase industry is extremely competitive. The Company competes with other rental-purchase businesses, as well as rental stores that do not offer their customers a purchase option. Competition is based primarily on rental rates and terms, product selection and availability and customer service. With respect to customers that are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and other retail outlets. Several competitors in the rental-purchase business are national or regional in scope. The Company has generally strived to open new stores in markets with a lower concentration of rental-purchase stores. As the Company’s competitors expand geographically into the Company’s existing markets, the Company’s competition in those markets may increase and there will be relatively fewer underserved areas available for penetration by the Company.

     Government Regulation. The Company believes there are 46 states that have enacted laws specifically regulating rental-purchase transactions, including all of the states in which the Company operates. These laws generally require certain contractual and advertising disclosures and also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event a rental-purchase agreement is terminated. If the Company acquires or opens new stores in states in which it does not currently operate, the Company will become subject to the rental-purchase laws of such states, if any. Furthermore, there can be no assurance that new or revised rental-purchase laws will not have a material adverse affect on the Company’s business, financial condition and results of operations.

     No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. An industry-supported bill passed the U.S. House of Representatives Financial Services Committee in June 2002, but the legislative session adjourned prior to full Congressional passage.

     Expansion Risks. The inability of the Company to execute its expansion plans, make new stores profitable or improve the profitability of acquired stores could have a material adverse affect on the Company’s business, financial condition and results of operations. Accomplishing the Company’s expansion plans will depend on a number of factors, the most important of which is the Company’s ability to hire, train and retain managers and other personnel who satisfy the Company’s standards for performance, professionalism and service. Other risk factors associated with the opening of new stores, some of which are beyond the control of the Company, include: locating and obtaining acceptable sites, securing favorable financing, obtaining necessary zoning or other regulatory approvals, avoiding unexpected delays in opening due to construction delays or the failure of vendors to deliver equipment, fixtures or rental-purchase merchandise, incurring significant start-up costs before the viability of the stores is established and integrating new stores into the Company’s systems and operations. Generally, new stores operate at a loss for up to 12 months after opening. There can be no assurance that future new stores will obtain profitability in the expected time frame, if at all. In addition, the Company’s growth strategy will place significant demands on the Company’s management. With respect to acquisitions, there can be no assurance that the Company will be able to locate or acquire suitable acquisition candidates, or that any operations, once acquired, can be effectively and profitably integrated into the Company’s existing operations. Additionally, acquisitions may negatively impact the Company’s operating results, particularly during the period immediately following an acquisition. The Company may acquire operations that are unprofitable or have inconsistent profitability.

     Volatility of Share Price; Potential Fluctuations in Quarterly Results. The Company believes that various factors such as general economic conditions and changes or volatility in the financial markets, changing market conditions in the rental-purchase industry and quarterly or annual variations in the financial results of other public companies that are part of the rental-purchase industry, all of which may be unrelated to the Company’s performance, could cause the market price of the Common Stock to fluctuate substantially. Additionally, quarterly revenues and operating income are difficult to forecast. The Company’s expense levels are based, in part, on its expectations as to future revenues and timing of new store openings. If revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company’s operating results will differ from the expectations of public market analysts and investors. In such event, the market price of the Common Stock would likely be materially adversely affected.

     Litigation. Due to the consumer-oriented nature of the rental-purchase industry and the application of certain laws and regulations, industry participants may be named as defendants in litigation alleging violations of state laws and regulations and consumer tort law, including fraud. Many of these actions involve alleged violations of consumer protection laws. While the Company currently has no material litigation pending, in the event a significant judgment is rendered in the future against the Company or others within the rental-purchase industry in connection with any such litigation, such judgment could have a material adverse affect on the Company’s business, financial condition or results of operations.

Operating Strategy

     The Company’s operating strategy is to operate high volume store locations with core stores (stores opened three or more years) averaging a minimum of $1.0 million in annual revenue in conjunction with generating store level operating income ranging from 20% to 22%. Annual revenues from continuing operations per store, including core and non-core stores, were approximately $814,000 during 2002, which management believes is one of the highest in the industry. The Company anticipates executing its strategy by maintaining a high Average Monthly Rental Rate (AMRR) on its rental-purchase agreements, a high number of customers per store and a high level of customer referrals and repeat business, all accompanied by a low level of delinquencies. The Company seeks to achieve these objectives by applying its “More, Better, Different” philosophy to its customers and associates by utilizing the following operating techniques.

Customer Service. Management believes the rental-purchase industry is a neighborhood business built on the relationship between the customer and store personnel. Beginning with the store manager and ending with the account manager, the Company’s customer service policy is to treat all customers at all times with “Respect and Dignity”. Bilingual associates are employed in many stores to serve the needs of Spanish-speaking customers and a toll free customer service hotline is posted in every store to encourage customers to voice their concerns. In addition, the Company focuses on customer convenience by locating stores on main arteries near national discount retailers or grocery stores and by setting renewal payment dates based on the customer’s wage or other income schedule. By not imposing many of the fees that are standard in the industry, such as club, waiver, processing and delivery fees, the Company enables its customers to afford higher quality merchandise with additional features and benefits.

Quality Merchandise. The Company’s merchandising strategy is to offer its customers a wide range of new and pre-rented, quality, name brand, and durable merchandise. Management recognizes that its customers desire many of the higher end products found in the large national electronic, appliance and furniture stores. Accordingly, the Company provides its customers with items such as large screen televisions, leather furniture and computers with nationally recognized brand names and other popular features. This strategy has enabled the Company to maintain a high AMRR. In addition, by providing name brand and durable products that maintain their quality throughout the rental period, the Company has maintained a high level of repeat and referral business.

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

Experienced Associates. The Company’s operations and profitability are largely dependent on the services of its store-level personnel, senior management and executive officers (collectively, the “associates”). The Company’s regional managers and store managers have extensive experience in the industry and have worked with the Company for an average of approximately ten and six years, respectively (excluding managers from newly opened and acquired stores). The Company’s founding executive officers have over 65 combined years in the rental-purchase industry and co-founded the Company in 1986. The Company attempts to attract and retain its quality associates through compensation and benefits that meet or exceed industry averages and through various ongoing proprietary training programs. Management believes its associate development programs enhance the Company’s operations by ensuring conformity to established operating standards, reducing associate turnover, enhancing associate productivity and improving associate morale.

Management. The Company’s management approach provides store managers with a certain degree of autonomy and accountability. Within guidelines set by the Company, store managers are responsible for developing customer relationships, managing customer service, maintaining appropriate levels, quality and mix of merchandise inventory and meeting operational benchmarks. The Company supports its structure with strong regional supervision, management information systems, operational audit procedures, operating guidelines and experienced associates.

As the Company continues to grow, a key element to ensure the quality of its store operations is the Regional Management team. Currently, the Company employs eleven regional managers and one regional vice president, who are generally promoted from within the Company. Regional managers generally live within their geographic area to reduce travel time and expense. Senior management is able to stay in touch with store operations through regular communication with the regional managers by either telephone conferences or quarterly meetings. Management intends on maintaining an average region size of approximately 10 stores.

Growth Strategy

     The Company’s growth strategy is to continue its new store-opening program, increase comparable store revenue and profitability and make opportunistic and operationally sound acquisitions.

New Store Openings. Beginning with six stores in 1986, the Company has opened 101 of its 122 store locations. The Company believes the rental-purchase market is significantly under-penetrated and provides substantial new store expansion potential. The Company currently plans to continue opening new stores in current and new markets within the Midwest, Mid-Atlantic and New England states. The Company believes its model for opening new stores results in more predictable growth and greater operational control than is typically achieved through acquisitions. Because the Company’s growth strategy emphasizes internal growth through new store openings, management believes the current state of the industry presents an opportunity for the Company to capitalize on its demonstrated ability to open new stores.

Increase Comparable Store Revenue and Profitability. The Company continually strives to increase revenue per store by enhancing individual store operations and offering a new and different product selection. The Company has demonstrated an ability to recognize increasing customer demand for products and to provide such products. For example, the Company recognized its customers’ desire for computers and has developed an effective strategy to meet this demand. The Company is able to achieve increased profitability by leveraging its stores’ fixed costs over the higher revenues generated by existing stores and by placing new stores in existing markets.

Acquisitions. The third point of the Company’s growth strategy is to make opportunistic acquisitions of rental agreements and store locations. The Company utilizes its acquisition strategy to increase existing store revenue and profitability by purchasing the accounts of nearby competitors and placing them in an existing Company location. Referred to as “tuck-ins”, this strategy allows the Company to leverage its experienced management team, store operating systems and store fixed costs. In addition, the Company will enter new markets or expand underserved markets by acquiring competitor store locations. Ideally, acquisitions will have a mixture of tuck-ins and new store locations. Management believes it will continue to have opportunities to augment its growth strategy through acquisitions. See the Company’s acquisition activity in the table below.

Stores

     As of December 31, 2002, Rainbow operated 122 stores in thirteen states, as set forth in the following table:

Location	Number of Stores

Ohio	27
Pennsylvania	22
Massachusetts	11
Michigan	11
South Carolina	8
Tennessee	8
Virginia	8
Connecticut	7
New York	7
North Carolina	7
Rhode Island	3
Maryland	2
Georgia	1

     The following table sets forth the number of stores opened, acquired and consolidated or closed since the Company commenced operations with six stores opened in 1986. Stores acquired are net of stores consolidated into existing Company store locations. Several stores have been enlarged or relocated.

							Year Ended December 31,

	1987	1988	1989	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Stores open at beginning of period	6	15	20	24	28	36	38	42	46	51	55	62	70	92	110	113
Stores opened	9	5	4	4	8	2	4	4	0	4	7	8	9	11	6	12
Stores acquired	0	0	0	0	0	0	0	0	7	0	0	1	13	7	0	0
Stores consolidated/ closed/sold	0	0	0	0	0	0	0	0	2	0	0	1	0	0	3	3

Stores open at end of period	15	20	24	28	36	38	42	46	51	55	62	70	92	110	113	122

     Rainbow’s primary method of growth is through the opening of new store locations. New stores have a maturation period of approximately three years and are generally dilutive to earnings for the first 12 months as the Company builds a customer base and develops a recurring revenue stream. Rainbow plans to open approximately 10 additional stores during 2003.

     In investigating a new market, the Company reviews demographic statistics, cost of advertising and the number and nature of competitors. In addition, the Company investigates the regulatory environment of the state in which the new market exists. It is the Company’s policy to operate in those states where there is an absence of unfavorable legislation regarding rental-purchase transactions.

Merchandise

     Rainbow’s merchandising strategy is to carry a wide variety of quality, name brand, durable merchandise in four major categories, including home electronics, furniture, appliances and computers. Choices of merchandise reflect the Company’s belief that customers want to rent the same quality of merchandise that is available from more traditional retailers, and that customers are willing to pay for value and quality. In addition, by focusing on its manufacturers’ mid-point and better range products, the Company avoids frequent service problems associated with inferior products. The Company purchases merchandise directly from the manufacturers and through distributors generally through volume price discounts.

     As of December 31, 2002, rental-purchase agreements for home electronics accounted for approximately 30%; furniture accounted for 34%; appliances accounted for 18%; and computers accounted for 18% of the Company’s total units on rent.

Retention, Training and Empowerment of Associates

     Management believes a key to its success in retaining quality associates is its policy of promoting many of its store managers from within. However, to ensure the strength of its store level management team, the Company also hires experienced managers from other rent-to-own chains. These experienced managers are introduced to Rainbow’s culture of customer service and store operating system through its “Fast Track” training program.

     The Company places great importance on training, both in terms of initial training for potential managers and continued education of its current management team. The Company has developed a formal training program that each associate must successfully complete before becoming eligible for promotion to store manager. This training program for potential managers consists of a three to six month curriculum involving formal classroom training as well as on-site store training. After an associate becomes a store manager, the training continues. Manager meetings are conducted twice per year and all store managers, regional managers, department heads and executive management of the Company are required to attend. At such sessions, prior performance is critiqued, operating procedures are reviewed and revised, new merchandise is showcased and managers receive eight to ten hours of classroom training in the areas of financial management, product information, inventory management, customer service, credit management, personnel management and other areas of store operations. In addition, the Company holds training sessions for store personnel below the level of manager in areas such as customer service, collection techniques, sales training and safety. The Company also produces training videos to assist in the on-going training of store associates.

     The Company believes open communication with regional and store level management is essential to understanding existing markets, increasing associate morale and retaining associates. In order to facilitate open lines of communication, the Company has a committee comprised of top performing managers to serve as a sounding board for new concepts and innovative operational and sales techniques.

Marketing

     The Company uses advertising mediums such as printed circulars, radio, television, and direct mail to introduce and reinforce the benefits of its rental-purchase program to potential and existing customers and to make such customers aware of new products and promotions.

     The Company advertises in both English and Spanish to reach the diverse segments of its customer base. Advertising focuses on things such as superior customer service, quality name brand products, the ease of a hassle-free ordering process, and promotional offers. Some of the supporting elements to these concepts include a toll-free phone number that automatically connects the caller with the store nearest them, a website for online ordering and information about products and locations, and a toll-free number to a customer service representative who answers questions and resolves problems.

     Direct mail is employed to target specific households that match up with the established demographics of our customer base. These programs are tailored to both active customers at various points in their rental life cycle, and to inactive customers to encourage them to again enjoy the products and services the Company has to offer.

Approval Process

     The Company does not conduct a formal credit review. The Company’s order approval process is designed to verify a customer’s stability in his or her community and serves as a successful method of loss prevention. Since merchandise is rented rather than purchased, the Company focuses on a customer’s credibility, not the customer’s credit history. The approval process is designed to take less than one hour. Merchandise is generally delivered on the same day that the order is received.

The Rental-Purchase Agreement

     Merchandise is provided to customers under written rental-purchase agreements that set forth the terms and conditions of the transaction in a straightforward and understandable manner. The Company has developed its own agreements, which have been reviewed by legal counsel and meet the legal requirements of the state in which they are used. The Company’s flexible rental program allows a customer to choose weekly, bi-weekly, semi-monthly, or monthly rental periods with rent paid in advance. At the end of each rental period, the customer can renew the agreement by making a renewal payment, terminate the agreement, or purchase the merchandise for a price based upon a predetermined formula. If the customer elects to terminate the agreement, the merchandise is returned to the store and made available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If the customer renews the agreement for a specified number of rental periods, ownership is transferred to the customer upon receipt of the last renewal payment.

Customer Service and Management

     In addition to the enjoyment of quality products, customers are afforded many services provided by well-trained and professionally attired customer management personnel who treat customers with “Respect and Dignity”. The Company does not impose many of the fees standard in the industry, such as waiver fees, club fees, processing or delivery fees, and provides additional services under the rental-purchase agreement at no additional cost. Such services include delivery and installation, product training, maintenance to ensure the product continues to perform, “loaner” merchandise if a product is being serviced, and pick-up service to return the merchandise, if requested. By limiting the add-on fees charged, the Company enables its customers to spend more of their rental renewal payment on the merchandise. Rental income represented 93.9% of the Company’s total revenue in 2002 with an additional 3.3% in merchandise sales. In addition, customers are able to upgrade products, reinstate a previously terminated agreement and are given free service for a reasonable period, generally 90 days, beyond the rental term.

     Management’s philosophy is “customers will pay you because they want to, not because they have to” and every renewal date offers the opportunity to sell the customer on the benefits of maintaining a good account with the Company. Management believes a thorough understanding by the customer of all the terms of the rental agreement is the first step of successful customer management. A large majority of all renewal payments are made timely without the involvement of store personnel and renewal payments are generally made at the store by cash, check or money order or by mail. Customer management personnel are given extensive training to assist the customer in maintaining a good account with the Company. Customer management begins upon delivery of the merchandise in the customer’s home.

Management Information Systems

     The Company has operated its current internal network for a number of years, which is a Windows NT 4.0 based environment supporting approximately 40 local users and 140 remote users. The Company utilizes a proprietary Windows based point-of-sale system to support its store operations. The system provides store managers with all of the relevant store-level financial and operational data as well as individual profiles on each store’s customers. This same data is also readily available to senior management for performance and trend analysis.

     In 2002, management decided to upgrade the Company’s current computer applications in addition to rewriting its point of sale system. Management anticipates these applications to be completed and released during the fourth quarter of 2003 and the cost, including required hardware purchases, will be approximately $500,000, which is expected to be funded by operations.

Competition

     The rental-purchase industry is highly competitive. The Company competes with other national, regional and local rental-purchase businesses, as well as rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, the Company competes with department stores, consumer electronic stores and discount stores. The Company’s three largest competitors, Rent-A-Center, Inc., Rent-Way, Inc., and Aaron Rents, Inc., have significantly greater financial and operating resources and name recognition than Rainbow. In response to new store openings by competitors in the Company’s existing markets, management has implemented a competitor response store action plan. The existing Rainbow store is given additional advertising, special pricing and promotional allowances, as well as an influx of new merchandise to compete with many of its competitors’ grand opening programs.

Personnel

     As of March 19, 2003, the Company had approximately 895 associates of which 661 of them were full-time. Approximately 40 associates are located at the Company’s corporate headquarters in Canfield, Ohio. None of the Company’s associates are represented by a labor union. Management believes its relations with its associates are good.

Government Regulation

     The Company believes there are 46 states that have legislation regulating rental-purchase transactions. The Company’s policy is to operate in states where there is an absence of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a material adverse affect on the Company. No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. An industry-supported bill passed the U.S. House of Representatives Financial Services Committee in June 2002, but the legislative session adjourned prior to full Congressional passage.

     The Company instructs its managers in procedures required by applicable law through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects.

Service Marks

     The Company owns the federally registered service mark “Rainbow Rentals.” The Company believes that the Rainbow Rentals mark has acquired significant market recognition and goodwill in the communities in which its stores are located.

Item 2.   Properties

     The Company leases all of its stores under operating leases that expire at various times through 2010. Store leases generally provide for fixed monthly rental payments, plus payment for real estate taxes, insurance and common area maintenance. Most of these leases contain renewal options for additional periods ranging from three to five years at rates generally adjusted for increases in the cost of living. There is no assurance the Company can renew the leases that do not contain renewal options, or if it can renew them, that the terms will be favorable to the Company. Store sizes range from approximately 2,500 to 7,500 square feet, and average approximately 4,600 square feet. Management believes suitable store space is generally available for lease and the Company would be able to relocate any of its stores without significant difficulty should it be unable or unwilling to renew a particular lease. Management also believes additional store space is available to meet the requirements of its new store opening program.

     The Company leases its corporate office located at 3711 Starr Centre Drive, Canfield, Ohio from a corporation owned by three of its executive officers (see “Related Party Transactions”). The corporate office consists of approximately 10,000 square feet and is leased through January 31, 2006. In 2002, the rental amount was $126,000. The Company believes the rental is at market rate and the other provisions of the lease are on terms no less favorable to the Company than could be obtained from unrelated parties.

Item 3.   Legal Proceedings

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes the amount of any ultimate liability with respect to these actions will not have a material adverse affect on the Company’s liquidity, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5.   Market For Registrant’s Common Stock and Related Stockholder Matters

     The common stock of Rainbow Rentals, Inc. trades on The Nasdaq Stock Market under the symbol “RBOW”. As of March 19, 2003, there were 5,929,319 shares outstanding held by approximately 300 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokerage firms.

     The following table shows the quarterly high and low trade prices of the common shares for the years ended 2002 and 2001.

	2002		2001

	High	Low	High	Low

Quarter ended March 31	$8.25	$6.25	$7.50	$4.94
Quarter ended June 30	10.24	6.56	7.23	4.94
Quarter ended September 30	7.24	4.35	8.82	4.69
Quarter ended December 31	7.47	4.26	8.27	6.50

Dividend Policy

     The Company has never paid cash dividends on its shares of common stock. The Company currently intends to retain all earnings from its operations to finance the growth and development of its business and, consequently, does not expect to pay dividends on its shares of common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. In addition, the payment of dividends by the Company is limited by certain covenants in the Company’s Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.   Selected Financial Data

     The selected financial data presented below under the captions “Statement of Income Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2002, are derived from the financial statements of the Company. The data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and the related notes thereto included elsewhere in this annual report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Statement of Income Data:

Revenues

Rental revenue	$93,239	$88,770	$86,099	$75,932	$59,932

Fees	2,728	2,697	2,849	2,639	1,959

Merchandise sales	3,300	3,088	2,947	2,287	1,588

Total revenues	99,267	94,555	91,895	80,858	63,479

Operating expenses

Merchandise costs	33,995	33,310	30,775	26,758	21,765

Store expenses

Salaries and related	24,393	22,713	21,774	18,374	13,943

Occupancy	9,480	8,607	7,464	6,027	4,671

Advertising	6,167	5,928	4,430	3,662	3,500

Other expenses	13,494	13,258	12,388	10,719	8,078

Total store expenses	53,534	50,506	46,056	38,782	30,192

Total merchandise costs and store expenses	87,529	83,816	76,831	65,540	51,957

General and administrative expenses	7,706	7,160	6,340	5,176	4,215

Amortization of goodwill and noncompete agreements	175	689	608	456	33

Total operating expenses	95,410	91,665	83,779	71,172	56,205

Operating income	3,857	2,890	8,116	9,686	7,274

Interest expense	632	689	933	697	918

Other expense, net	228	227	284	361	76

Income from continuing operations, before income taxes	2,997	1,974	6,899	8,628	6,280

Income taxes	1,184	800	2,794	3,580	2,662

Income from continuing operations	1,813	1,174	4,105	5,048	3,618

Discontinued operations

Loss from operations of discontinued store including loss on disposal, net of tax	(172)	—	—	—	—

Net income	$1,641	$1,174	$4,105	$5,048	$3,618

Basic and diluted earnings per common share from continuing operations	$0.31	$0.20	$0.69	$0.85	$0.73

Basic and diluted earnings per common share	$0.28	$0.20	$0.69	$0.85	$0.73

Weighted average common shares outstanding:

Basic	5,928,006	5,925,735	5,925,735	5,925,735	4,970,256

Diluted	5,940,606	5,940,999	5,930,157	5,930,887	4,970,256

Pro forma net income data:

Net income as reported	$1,641	$1,174	$4,105	$5,048	$3,618

Pro forma adjustment for goodwill amortization, net	—	312	287	212	13

Pro forma net income	$1,641	$1,486	$4,392	$5,260	$3,631

Pro forma basic and diluted income per common share	$0.28	$0.25	$0.74	$0.89	$0.73

Operating Data:

Stores open at end of period	122	113	110	92	70

Comparable store revenue growth (1)	1.4%	(4.3%)	1.7%	4.4%	3.8%

(1)	Comparable store revenue growth is the percentage increase (decrease) in revenue from the same number of stores over a two-year period. Only stores that have been open 12 months in both periods are included in the comparison.

Selected Financial Data, continued

		Year Ended December 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands)
Balance Sheet Data:
Rental-purchase merchandise, net	$39,342	$39,330	$36,545	$33,042	$25,246
Total assets	61,108	60,121	58,429	50,324	33,068
Total long-term debt	7,550	9,440	12,340	10,522	190	(2)
Total liabilities	22,283	22,956	22,438	18,438	6,230	(2)
Shareholders’ equity	38,825	37,165	35,991	31,886	26,838	(2)

(2)	Includes the effect of the Company’s initial public offering and subsequent elimination of debt.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in the understanding of the Company’s financial position as of December 31, 2002 and 2001 and results of operations for the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the Company’s financial statements and notes thereto included herein.

General

     At December 31, 2002, the Company operated 122 rental-purchase stores in 13 states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 30 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

Critical Accounting Policies

     The Company’s critical accounting policies include the following:

•	Rental-purchase merchandise, including depreciation and impairment;
•	Revenue recognition;
•	Accounting for income taxes;
•	Valuation of long-lived and intangible assets; and
•	Valuation of goodwill

     Rental-purchase merchandise, including depreciation and impairment. Rental-purchase merchandise is stated at historical cost, net of accumulated depreciation. The Company depreciates inventory on rent using the units of activity method. Under the units of activity method, merchandise on rent is depreciated in the proportion of rents earned to total expected rents to be provided over the rental contract term. The Company believes the units of activity method more accurately matches the recognition of depreciation expense with the estimated timing of revenue earned over the rental-purchase agreement period. The units of activity method is recognized in the rental-purchase industry and does not consider salvage value. In addition, the Company depreciates certain older rental-purchase merchandise held for rent over its remaining useful life.

     The Company monitors the value of rental-purchase merchandise for possible impairment. An impairment loss is recognized when the carrying amounts cannot be recovered by the estimated undiscounted cash flows they will receive.

     Revenue recognition. Merchandise is rented to customers pursuant to rental-purchase agreements, which generally provide for weekly or monthly rental terms. Rental revenue is recognized over the lease term. Deferred revenue is recognized for cash received for which revenue is not yet earned. A customer may elect to renew the rental-purchase agreement for a specified number of continuous terms and has the right to acquire title either through payment of all required rentals or through a purchase option. Amounts received from such sales, as well as sales of new and used merchandise available for rent in the stores, are included in merchandise sales.

     Accounting for income taxes. As part of the process of preparing the Company’s financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the

Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items. These differences result in deferred tax assets and liabilities, which are included within the Company’s balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and if the Company assesses that recovery is not likely, a valuation allowance must be established.

     Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be deemed necessary.

     Valuation of long-lived and intangible assets. The Company assesses the impairment of unamortizable identifiable intangible assets at least annually and amortizable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of the Company’s use of the acquired assets or its strategy for the overall business; and
•	significant negative industry or economic trends

     When the Company determines that the carrying value of intangibles and long-lived assets may not be recovered based upon the existence of one or more of the above factors, impairment is measured based on a projected undiscounted cash flow method.

     Valuation of goodwill. Goodwill is the cost in excess of the fair value of net assets of acquired businesses. These assets are stated at cost and are no longer amortized, but evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

     The Company was required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of the respective goodwill are established using comparative market multiples.

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

     Salaries and Related. Salaries and related expenses include all salaries and wages paid to store level associates, related benefits, taxes and workers’ compensation claims and premiums.

     Occupancy. Occupancy includes rent, repairs, maintenance and security of the physical store locations, utility costs and depreciation of store leasehold improvements. The Company has no leases that include percentage rent provisions.

     Advertising. Costs incurred for producing and communicating advertising are charged to expense the first time advertising takes place.

     Other Expenses. Other expenses include delivery expenses, insurance, costs associated with maintaining rental-purchase merchandise, telephone expenses, store computer and office expenses and personal property taxes, among other items.

     General and Administrative Expenses. General and administrative expenses include all personnel, occupancy and other operating expenses associated with the Company’s corporate-level support departments and regional store supervision. In addition, all costs associated with training, legal and professional fees, charitable contributions and state taxes not based on income, are included.

     Amortization Expense. Amortization expense includes the amortization of non-compete agreements and other identifiable intangible assets with definitive lives. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized.

     Income Tax Expense. Income tax expense includes the combined effect of all federal, state and local income taxes imposed upon the Company by various taxing jurisdictions.

New Store Openings

     The Company’s primary method of growth is through the opening of new store locations. New stores have a maturation period of approximately three years and generally are dilutive to earnings during the first year of operation as they build a customer base and develop a recurring revenue stream. The timing of new store openings and the number of stores in various stages of the three year maturation process will have an affect on quarterly and annual comparisons.

Results Of Operations

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

	Year Ended December 31,

	2002	2001	2000

Revenues
Rental revenue	93.9%	93.9%	93.7%
Fees	2.8	2.8	3.1
Merchandise sales	3.3	3.3	3.2

Total revenues	100.0	100.0	100.0
Operating expenses
Merchandise costs	34.2	35.2	33.5
Store expenses
Salaries and related	24.6	24.0	23.7
Occupancy	9.5	9.1	8.1
Advertising	6.2	6.3	4.8
Other expenses	13.6	14.0	13.5

Total store expenses	53.9	53.4	50.1

Total merchandise costs and store expenses	88.1	88.6	83.6
General and administrative expenses	7.8	7.6	6.9
Amortization of goodwill and noncompete agreements	0.2	0.7	0.7

Total operating expenses	96.1	96.9	91.2

Operating income	3.9	3.1	8.8
Interest expense	0.6	0.7	1.0
Other expense, net	0.2	0.2	0.3

Income from continuing operations, before income taxes	3.1	2.2	7.5
Income taxes	1.2	0.9	3.0

Income from continuing operations	1.9	1.3	4.5
Loss on discontinued operations, net of tax	(0.2)	—	—

Net income	1.7	1.3	4.5
Pro forma adjustment for goodwill amortization, net of tax	—	0.3	0.3

Pro forma net income	1.7	1.6	4.8

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001

     Total revenues from continuing operations increased $4.7 million, or 5.0%, to $99.3 million for the year ended December 31, 2002 compared to $94.6 million for the year ended December 31, 2001. Revenue from comparable stores, or stores in operation on January 1, 2001, increased $1.3 million, or 1.4%, and was primarily attributable to an increase in average rental rates and, to a lesser extent, an increase in collection performance. The increase in average rental rates was mainly the effect of raising rental rates on pre-rented merchandise during the second quarter of 2002 towards historical levels as the quality of such merchandise improved over the previous year. Changes in product mix and increased average rental rates on new merchandise also contributed to the increase in comparable store revenue. Partially offsetting the increase in comparable store revenue was a modest decline in average units on rent comparing 2002 to 2001, which was due to a decline in average customers per comparable store. Revenue from the 17 stores opened after January 1, 2001 accounted for $3.6 million of the increase in total revenue from continuing operations as these stores continue to build a customer base and develop a recurring revenue stream. Revenues in 2001 included the activity of an underperforming store sold in 2001.

     Merchandise costs from continuing operations increased $685,000, or 2.1%, to $34.0 million for the year ended December 31, 2002 compared to $33.3 million for the year ended December 31, 2001. Merchandise costs totaled 34.2% and 35.2% of revenue for the years ended December 31, 2002 and 2001, respectively. The decrease in merchandise costs from continuing operations as a percentage of revenues from continuing operations was primarily the result of higher rental margins. During mid-2001, the Company lowered rental rates in order to move older, pre-rented merchandise. The Company began raising rental rates during the second quarter of 2002 towards historical levels as the quality of older, pre-rented merchandise improved.

     Store expenses from continuing operations increased $3.0 million, or 6.0%, to $53.5 million for the year ended December 31, 2002 compared to $50.5 million for the year ended December 31, 2001. This increase was mainly attributable to the 17 stores opened after January 1, 2001, as total store expenses for comparable stores remained flat. To a lesser extent, costs associated with the consolidation of two stores contributed to the increase in store expenses from continuing operations. A modest increase in salaries and related expenses at comparable stores, in addition to normal scheduled rent increases, were offset by cost savings as operational efficiencies and spending controls were implemented during 2002. As a result of the above-mentioned cost savings, total comparable store expenses as a percentage of comparable store revenue improved from 52.4% for the year ended December 31, 2001 to 51.8% for the year ended December 31, 2002. Store expenses from continuing operations totaled 53.9% and 53.4% of total revenues from continuing operations for the years ended December 31, 2002 and 2001, respectively.

     Amortization expense from continuing operations decreased $514,000 to $175,000 for the year ended December 31, 2002 compared to $689,000 for the year ended December 31, 2001. With the adoption of SFAS No. 142 on January 1, 2002, goodwill is no longer amortized, but evaluated at least annually for impairment. For the year ended December 31, 2001, amortization of goodwill totaled $525,000.

     General and administrative expenses from continuing operations increased $546,000, or 7.6%, to $7.7 million for the year ended December 31, 2002 from $7.2 million for the year ended December 31, 2001. The increase in general and administrative expenses from continuing operations was mostly attributable to higher costs associated with the Company’s manager trainee program due to both new store openings and preparing potential managers for future store openings and replacements. In addition, higher regional manager compensation and increased legal costs contributed to the increase. General and administrative expenses increased to 7.8% from 7.6% of revenues, respectively, comparing the years ended December 31, 2002 to December 31, 2001 due to slower revenue growth than anticipated.

     Interest expense decreased $57,000 comparing the years ended December 31, 2002 to 2001, and was due to lower average outstanding debt and lower interest rates during 2002.

     Income tax expense from continuing operations increased $384,000 from $800,000 for the year ended December 31, 2001 to $1.2 million for the year ended December 31, 2002. This increase was attributable to an increase in income from continuing operations, but was partially offset by a decline in the Company’s effective tax rate to 39.5% for 2002 from 40.5% for 2001 due to a higher proportion of state taxable income in states with lower income tax rates.

     During the fourth quarter of 2002, the Company sold an under-performing store, which was accounted for as a discontinued operation. Loss from discontinued operations totaled $172,000, net of an income tax benefit and included a $90,000 loss, net of tax, from operations of the store and an $82,000 loss, net of tax, on the disposal of the store. There were no restatements necessary for years prior to 2002 since the Company opened this store in the current year.

Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000

     Total revenues increased $2.7 million, or 2.9%, to $94.6 million for the year ended December 31, 2001 compared to $91.9 million for the year ended December 31, 2000. Revenue from stores opened and acquired in 2000 totaled $10.1 million for the year ended December 31, 2001, an increase of $6.0 million compared to the same prior year period due to the inclusion of a full twelve months’ results in 2001. In addition, revenue from stores opened in 2001 accounted for $710,000 of the increase. This increase was partially offset by a $3.7 million, or 4.3%, decline in revenue from comparable stores (stores in operation on January 1, 2000), which totaled $83.6 million and $87.3 million, respectively, for the years ended December 31, 2001 and 2000. The decline in comparable store revenue was primarily due to a decrease in average customers per store since the beginning of 2000 coupled with a decrease in the average rate charged per rental agreement during the last half of 2001 as the Company lowered prices on both new and pre-rented merchandise to regain its customer base. Management believes the decline in customers per store was due to increased competition and other market factors. As a result of lowering prices, the Company’s customer base increased 8.4% during the last four months of 2001 and the Company’s inventories of older, pre-rented merchandise decreased significantly by the end of 2001.

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

     Store expenses increased $4.4 million, or 9.7%, to $50.5 million for the year ended December 31, 2001 compared to $46.1 million for the year ended December 31, 2000. Salaries and related expenses increased $939,000 and was mainly attributable to stores opened and acquired in 2001 and 2000 in addition to a change in certain associate benefit programs that resulted in an increased expense of $466,000. These increases were partially offset by a decrease in salaries and related expenses of comparable stores associated with reduced staffing at certain stores as a result of the decline in the number of customers per store. Increases in occupancy and other expenses totaling $1.1 million and $870,000, respectively, were attributable to stores opened and acquired during 2000 and 2001. In addition, advertising expense increased $1.5 million due to increased spending levels in an effort to rebuild Rainbow’s customer base and to costs related to new stores. Store expenses totaled 53.4% of revenues for the year ended December 31, 2001 compared to 50.1% of revenues for the year ended December 31, 2000. The increase in store expenses as a percentage of revenue was primarily attributable to the reasons mentioned above.

     General and administrative expenses increased $820,000 comparing the years ended December 31, 2001 and 2000. This increase was primarily due to expanding the Company’s regional management team, adding key support personnel and increased consulting fees in an effort to facilitate the Company’s anticipated growth.

     Interest expense in 2001 decreased $244,000 from the prior year due to lower average outstanding debt and lower interest rates.

     Income taxes decreased $2.0 million and was attributable to a decline in income before income taxes. For the years ended December 31, 2001 and 2000, the Company’s effective income tax rate was 40.5%.

Liquidity and Capital Resources

     The Company’s primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations and borrowings. During 2002, the Company invested $5.1 million in new store operations and, at the same time, reduced debt by $1.9 million.

     For the years ended December 31, 2002 and 2001, purchases of rental merchandise (excluding acquired inventory and purchases of the discontinued store) amounted to $34.0 million and $36.2 million, respectively. The decrease relates to the Company’s reduced purchasing of inventory as there has been a decline in the number of units on rent and a better utilization of idle inventory.

     For the year ended December 31, 2002, cash provided by operations of continuing operations totaled $4.4 million compared to $5.3 million for the year ended December 31, 2001. The $900,000 reduction of cash provided by operations of continuing operations was primarily from changes in accounts payable and purchases of rental purchase merchandise (see above). Changes in accounts payable was primarily the result of the timing of purchases, which were higher during the fourth quarter of 2001 versus 2002. Cash used in investing activities of continuing operations totaled $2.7 million and $1.9 million, respectively, for the years ended December 31, 2002 and 2001. The increase was attributable to property and equipment purchases for the greater number of new store openings during 2002. Cash used in financing activities totaled $2.2 million and $3.0 million for the years ended December 31, 2002 and 2001, respectively, as the Company reduced its debt.

     In January 2002, the Company refinanced its debt with a $25.0 million revolving loan agreement (the “Credit Facility”) that matures in January 2005. A borrowing base measured against rental purchase merchandise limits borrowings under the Credit Facility to 32% of rental purchase inventory, less outstanding letters of credit, which totaled $2.4 million at December 31, 2002. Excess availability as of December 31, 2002 was approximately $2.6 million. The agreement requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The agreement also contains non-financial covenants that limits actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases.

     The Company plans to open 10 new stores during 2003 with cash provided by operations. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available to the Company or its current lender.

New Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 148 have been adopted for the Company’s financial statements at December 31, 2002. This statement requires companies electing not to expense stock options to provide the pro forma net income and earnings per share information not only annually, but also on a quarterly basis. While continuing to review the matter, the Company has no current plans to begin expensing stock options.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The Company does not anticipate adoption of this Interpretation to have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The application of this Interpretation is not expected to have a material effect on the Company’s financial position or results of operations.

Seasonality

     Management believes that the Company’s operating results are subject to seasonality. The third quarter generally shows a small reduction of customer spending habits because of circumstances such as summer vacations and back to school needs. On the other hand, the fourth quarter generally shows increased rental activity because of traditional holiday shopping patterns. Many of the Company’s expenses do not fluctuate with seasonal revenue changes; therefore, such revenue changes may cause fluctuations in the Company’s quarterly results.

Inflation

     During the years ended December 31, 2002, 2001 and 2000, lease expense and salaries and wages have increased modestly, which have not had a significant effect on the Company’s results of operations.

Market Risk

     The Company does not have significant exposure to changing interest rates, other than the Company’s variable-rate on its Credit Facility. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions.

     The Company does not purchase or hold any derivative financial instruments.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

     See the Market Risk Section under the Management’s Discussion and Analysis.

Item 8.   Financial Statements and Supplementary Data

     Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

Item 9.   Changes in Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, and is incorporated herein by reference. The only executive officer that is not a director is Michael A. Pecchia, Chief Financial Officer and Secretary, whose age was 42 at March 19, 2002. Mr. Pecchia has served as Chief Financial Officer, Treasurer and Secretary of the Company for more than five years.

Item 11.   Executive Compensation

     The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

     The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.   Disclosure Controls and Procedures

     The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly effect these controls subsequent to the date of their evaluation.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements:

	Independent Auditors' Report	22

	Balance Sheets as of December 31, 2002 and 2001	23

	Statements of Income for the Years Ended
	December 31, 2002, 2001 and 2000	24

	Statements of Shareholders' Equity for the Years Ended
	December 31, 2002, 2001 and 2000	25

	Statements of Cash Flows for the Years Ended
	December 31, 2002, 2001 and 2000	26

	Notes to Financial Statements	27

(a)(2)	Financial Statement Schedules:

	All financial statement schedules have been omitted because they are not applicable or because required information is included in the Company's financial statements and notes thereto.

(a)(3)	Exhibits:

	See the Index to Exhibits included on page 38.

(b)	Reports on Form 8-K:

	None.

Independent Auditors’ Report

The Board of Directors and Shareholders
Rainbow Rentals, Inc.:

     We have audited the accompanying balance sheets of Rainbow Rentals, Inc. as of December 31, 2002 and 2001, and the related statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Rentals, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ KPMG LLP

KPMG LLP
Cleveland, Ohio
February 26, 2003

RAINBOW RENTALS, INC.
BALANCE SHEETS
(Dollars in thousands)

	December 31,

	2002	2001

Assets
Current assets
Cash and cash equivalents	$1,080	$1,839
Rental-purchase merchandise, net	39,342	39,330
Income tax receivable	939	—
Prepaid expenses and other current assets	1,843	2,143

Total current assets	43,204	43,312
Property and equipment, net	5,558	5,177
Deferred income taxes	1,989	1,546
Goodwill, net	9,236	9,098
Other assets, net	843	988

Total assets	$60,830	$60,121

Liabilities and Shareholders’ Equity
Current liabilities
Deferred revenue	$1,215	$1,263
Accounts payable	2,175	3,827
Accrued income taxes	—	306
Accrued compensation and related costs	2,402	2,082
Other liabilities and accrued expenses	2,320	2,062
Deferred income taxes	6,343	3,976

Total current liabilities	14,455	13,516
Long-term debt	7,550	9,440

Total liabilities	22,005	22,956

Commitments and contingencies

Shareholders’ equity
Serial preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized, 6,392,610 issued, 5,929,319 outstanding at December 31, 2002 and 5,925,735 outstanding at December 31, 2001	11,039	11,039
Additional paid-in capital	4	—
Retained earnings	29,674	28,033
Treasury stock, at cost, 463,291 shares at December 31, 2002 and 466,875 shares at December 31, 2001	(1,892)	(1,907)

Total shareholders’ equity	38,825	37,165

Total liabilities and shareholders’ equity	$60,830	$60,121

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Revenues
Rental revenue	$93,239	$88,770	$86,099
Fees	2,728	2,697	2,849
Merchandise sales	3,300	3,088	2,947

Total revenues	99,267	94,555	91,895

Operating expenses
Merchandise costs	33,995	33,310	30,775
Store expenses
Salaries and related	24,393	22,713	21,774
Occupancy	9,480	8,607	7,464
Advertising	6,167	5,928	4,430
Other expenses	13,494	13,258	12,388

Total store expenses	53,534	50,506	46,056

Total merchandise costs and store expenses	87,529	83,816	76,831

General and administrative expenses	7,706	7,160	6,340
Amortization of goodwill and noncompete agreements	175	689	608

Total operating expenses	95,410	91,665	83,779

Operating income	3,857	2,890	8,116

Interest expense	632	689	933
Other expense, net	228	227	284

Income from continuing operations, before income taxes	2,997	1,974	6,899
Income tax expense	1,184	800	2,794

Income from continuing operations	1,813	1,174	4,105

Discontinued operations
Loss from operations of discontinued store, including loss on disposal, net of tax	(172)	—	—

Net income	$1,641	$1,174	$4,105

Basic earnings (loss) per common share:
Basic earnings per share from continuing operations	$0.31	$0.20	$0.69
Basic loss per share from discontinued operations	(0.03)	—	—

Basic earnings per share	$0.28	$0.20	$0.69

Diluted earnings (loss) per common share:
Diluted earnings per share from continuing operations	$0.31	$0.20	$0.69
Diluted loss per share from discontinued operations	(0.03)	—	—

Diluted earnings per share	$0.28	$0.20	$0.69

Weighted average common shares outstanding:
Basic	5,928,006	5,925,735	5,925,735

Diluted	5,940,606	5,940,999	5,930,157

Pro forma net income data:
Net income as reported	$1,641	$1,174	$4,105
Pro forma adjustment for goodwill amortization, net of tax	—	312	287

Pro forma net income	$1,641	$1,486	$4,392

Pro forma earnings per common share:
Basic	$0.28	$0.25	$0.74

Diluted	$0.28	$0.25	$0.74

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Years ended December 31, 2002, 2001 and 2000

	Common Stock					Total
			Additional	Retained	Treasury	Shareholders'
	Shares	Cost	Paid-in Capital	Earnings	Stock	Equity

Balance at December 31, 1999	5,925,735	$11,039	$—	$22,754	$(1,907)	$31,886
Net income	—	—	—	4,105	—	4,105

Balance at December 31, 2000	5,925,735	11,039	—	26,859	(1,907)	35,991
Net income	—	—	—	1,174	—	1,174

Balance at December 31, 2001	5,925,735	11,039	—	28,033	(1,907)	37,165
Exercise of stock options	3,584	—	4	—	15	19
Net income	—	—	—	1,641	—	1,641

Balance at December 31, 2002	5,929,319	$11,039	$4	$29,674	$(1,892)	$38,825

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,

	2002	2001	2000

Cash flows from operating activities

Income from continuing operations	$1,813	$1,174	$4,105

Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations

Depreciation of property and equipment and amortization of intangibles	2,480	2,990	2,689

Depreciation and write-down of rental-purchase merchandise	27,635	26,950	24,667

Purchases of rental-purchase merchandise	(34,030)	(36,169)	(32,971)

Rental-purchase merchandise disposed, net	6,511	6,414	6,121

Write-off of goodwill from sale of store	—	260	—

(Gain) loss on disposal of assets	128	(100)	(129)

Deferred income taxes	1,924	212	857

(Increase) decrease in

Income tax receivable	(826)	778	(778)

Prepaid expenses and other assets	296	(450)	(286)

Increase (decrease) in

Accounts payable	(1,742)	1,514	441

Accrued income taxes	(306)	306	(432)

Accrued compensation and related costs	320	557	(97)

Other liabilities and accrued expenses	210	840	975

Net cash provided by operating activities of continuing operations	4,413	5,276	5,162

Net cash used in operating activities of discontinued operations	(197)	—	—

Net cash provided by operating activities	4,216	5,276	5,162

Cash flows from investing activities

Purchase of property and equipment, net	(2,494)	(2,017)	(2,433)

Proceeds from the sale of assets	98	349	160

Acquisitions	(315)	(245)	(3,721)

Net cash used in investing activities of continuing operations	(2,711)	(1,913)	(5,994)

Net cash used in investing activities of discontinued operations	(58)	—	—

Net cash used in investing activities	(2,769)	(1,913)	(5,994)

Cash flows from financing activities

Proceeds from long-term debt	35,164	27,070	32,147

Current installments and repayments of long-term debt	(37,054)	(29,970)	(30,205)

Proceeds from stock option exercises	19	—	—

Loan fees paid	(335)	(50)	—

Principal payments under capital lease obligations	—	—	(124)

Net cash provided by (used in) financing activities	(2,206)	(2,950)	1,818

Net increase (decrease) in cash	(759)	413	986

Cash at beginning of period	1,839	1,426	440

Cash at end of period	$1,080	$1,839	$1,426

Supplemental cash flow information

Net cash paid (received) during the period for

Interest	$488	$694	$917

Income taxes	560	(348)	3,055

See accompanying notes to financial statements

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

     The significant accounting policies of Rainbow Rentals, Inc. (“Rainbow” or “Company”), which are summarized below, are consistent with accounting principles generally accepted in the United States of America and reflect practices appropriate to the industry in which the Company operates.

     The Company is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. At December 31, 2002, Rainbow operated 122 stores in 13 states: Connecticut, Georgia, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company’s corporate office is located in Canfield, Ohio.

     Cash and Cash Equivalents: Cash and cash equivalents include cash and money market funds with original maturities of three months or less at the date of purchase.

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

     Rental-purchase merchandise is stated at historical cost, net of accumulated depreciation. The Company depreciates inventory on rent using the units of activity method. Under the units of activity method, merchandise on rent is depreciated in the proportion of rents earned to total expected rents to be provided over the rental contract term. The Company believes the units of activity method more accurately matches the recognition of depreciation expense with the estimated timing of revenue earned over the rental-purchase agreement period. The units of activity method is recognized in the rental-purchase industry and does not consider salvage value. In addition, the Company depreciates certain older rental-purchase merchandise held for rent over its remaining useful life.

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

     Goodwill: Goodwill is the cost in excess of the fair value of net assets of acquired businesses. These assets are stated at cost and, effective January 1, 2002, are no longer amortized, but evaluated at least annually for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. For the years ended December 31, 2001 and 2000, earnings per diluted share of $0.20 and $0.69, respectively, included goodwill amortization of $312 and $287, net of tax, respectively. Amortization expense related to goodwill was $525 and $482 for the years ended December 31, 2001 and 2000, respectively.

     Under SFAS No. 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of the respective goodwill were established using comparative market multiples.

     In January 2002, the Company completed the transitional goodwill impairment test in accordance with SFAS No. 142, which resulted in no impairment charge. The Company performed the annual impairment test as of November 30, 2002 resulting in no impairment.

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     The changes in carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Balance at January 1	$9,098	$9,887
Goodwill of acquisitions	138	93
Write-off from sale of store	—	(260)
Adjustments	—	(97)
Amortization	—	(525)

Balance at December 31	$9,236	$9,098

     Other Assets: Other assets consist primarily of noncompete agreements and loan fees. These costs are amortized over their respective agreement lives.

     Long-Lived Assets: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they are expected to generate.

     Rental Revenue: Merchandise is rented to customers pursuant to rental-purchase agreements, which generally provide for weekly or monthly rental terms. Rental revenue is recognized over the lease term. Deferred revenue is recognized for cash received for which revenue is not yet earned. A customer may elect to renew the rental-purchase agreement for a specified number of continuous terms and has the right to acquire title either through payment of all required rentals or through a purchase option. Amounts received from such sales, as well as sales of new and used merchandise available for rent in the stores, are included in merchandise sales.

     Stock-Based Compensation: The Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock-based compensation. In addition, the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation are contained in Note 12 to the financial statements.

     Advertising Costs: Costs incurred for producing and communicating advertising are charged to expense the first time advertising takes place.

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

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided.

     Reclassifications: Certain reclassifications have been made to prior years financial data in order to conform to the 2002 presentation.

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2) Acquisitions

     The Company has made acquisitions of stores, rental purchase merchandise and rental purchase agreements. All acquisitions made were accounted for using the purchase method of accounting. Accordingly, all identifiable tangible and intangible assets were recorded at their estimated fair market value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired was recorded as goodwill and is being assessed for impairment annually. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise, property and equipment, non-compete agreements and other intangible assets such as customer lists.

     Acquisition activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Goodwill	$138	$93	$2,093
Rental-purchase merchandise	127	127	1,589
Other	50	25	39

Purchase price	$315	$245	$3,721

(3) Rental-Purchase Merchandise

     Following is a summary of rental-purchase merchandise at December 31, 2002 and 2001:

	2002	2001

On rent
Original cost	$58,091	$57,428
Less accumulated depreciation	27,131	25,483

	30,960	31,945
Held for rent
Original cost	12,150	10,827
Less accumulated depreciation	3,768	3,442

	8,382	7,385

Total rental purchase merchandise, net	$39,342	$39,330

(4) Property and Equipment, Net

     Property and equipment consist of the following at December 31, 2002 and 2001:

	2002	2001

Vehicles	$286	$557
Leasehold improvements	8,656	7,394
Computer equipment	1,574	1,488
Office equipment	3,193	2,902

	13,709	12,341
Less accumulated depreciation	8,151	7,164

	$5,558	$5,177

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5) Long-Term Debt

     The Company entered into a revolving financing agreement (the “Credit Facility”) with a syndicate of three financial institutions on January 11, 2002, which refinanced its existing debt at that time. The agreement allows the Company to borrow up to $25.0 million; however, borrowings are limited to 32% of the Company’s rental purchase merchandise, less outstanding letters of credit, which totaled $2.4 million at December 31, 2002. Excess availability at December 31, 2002 was approximately $2.6 million. The Company’s tangible assets, primarily rental purchase merchandise, serve as the security for the debt. The Company can elect interest to be charged on a portion of the outstanding debt balance at the London Interbank Offering Rate (LIBOR) plus a range of 250 – 325 basis points and the remaining debt balance, if any, would be at the prime rate plus a range of 50 – 125 basis points. In addition, the Company must pay a commitment fee equal to a range of 37.5 to 50 basis points per annum on the unused portion of the loan commitment. The interest rate ranges above are all dependent on the Company’s most recent quarterly leverage ratio. Borrowings under the Credit Facility mature three years after the date of the loan. At December 31, 2002, the outstanding loan balance totaled $7.6 million with a weighted average interest rate of 5.71%.

     The Credit Facility requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. The Credit Facility contains non-financial covenants that limit actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. At December 31, 2002, the Company was in compliance with the covenants and financial reporting requirements.

(6) Related Party Transactions

     The building that serves as Rainbow’s corporate office is leased from a partnership, owned by the Company’s three majority shareholders, who are also executive officers of the Company. The Company entered into a 10-year building lease agreement, expiring January 2006, at a rental rate that approximates market rates. Total rent paid to the partnership in 2002, 2001 and 2000 was $126, $121 and $120, respectively. The future minimum lease payments under this lease are included in the total lease obligations disclosed in Note 9.

(7) Income Taxes

     The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following components:

	2002	2001	2000

Current
Federal	$(816)	$467	$1,563
State and local	76	121	374

	(740)	588	1,937
Deferred
Federal	1,798	205	783
State and local	126	7	74

	1,924	212	857

Income tax expense	$1,184	$800	$2,794

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate is as follows:

	2002	2001	2000

Income from continuing operations, before income taxes	$2,997	$1,974	$6,899
Federal statutory tax rate	34%	34%	34%

	1,019	671	2,346
State and local income taxes, net of Federal income tax benefit	133	84	296
Meals and entertainment and officers’ life insurance premiums	22	19	33
Other	10	26	119

	$1,184	$800	$2,794

     The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets
Property and equipment	$1,369	$1,258
Intangibles	82	288
Employee benefit programs	256	260
Charitable contributions	258	—
Minimum tax credits	280	—
Other	22	25

Total deferred tax assets	2,267	1,831

Deferred tax liabilities
Rental purchase merchandise	(6,621)	(4,261)

Net deferred tax liability	$(4,354)	$(2,430)

     For the years ended December 31, 2002 and 2001, deferred tax assets of $278 and $285, respectively, were classified as current and were netted with the deferred tax liability. No valuation allowance was necessary for the years ended December 31, 2002 and 2001.

(8) Discontinued Operations

     The Company adopted SFAS No. 144, which superceded the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of an entity (rather than segment of a business). A component of an entity comprises of operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value, less cost to sell. The adoption of SFAS No. 144 resulted in the Company having a discontinued operation as a result of the sale of its Newark, Delaware store. There are no restatements necessary for 2001 and 2000 since the Company opened this store in 2002.

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     Operating results of discontinued operations were as follows for the year ended December 31, 2002:

December 31,
2002

Total revenues	$41
Operating expenses
Merchandise costs	10
Store expenses
Salaries and related	56
Occupancy	41
Advertising	48
Other expenses	35

Total store expenses	180

Total merchandise costs and store expenses	190

Operating loss before income taxes	(149)
Income tax benefit	(59)

Net loss from discontinued store	(90)
Loss on disposal of discontinued store, net of tax	(82)

Net loss from discontinued operations	$(172)

Basis and diluted loss per share from discontinued operations	$(0.03)

(9) Leases

     The Company operates its retail stores and offices under noncancelable operating leases with terms extending to 2010 and additional option periods renewable at the request of the Company. The Company also leases its delivery and general use vehicles under operating lease arrangements. Rental expense charged to operations totaled $8,987, $8,133 and $7,402 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are as follows:

Year ending December 31,

2003	$8,644
2004	6,852
2005	4,480
2006	2,377
2007	1,036
Thereafter	195

Total minimum lease payments	$23,584

(10) Retirement Plan

     The Company maintains a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan, which covers substantially all employees, provides for the Company to make discretionary contributions based on salaries of eligible employees plus additional contributions based upon voluntary employee salary deferrals. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. During 2002, 2001 and 2000, the Company contributed $23, $32 and $31, respectively.

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11) Other Assets

     Following is a summary of other assets, net of accumulated amortization:

	2002	2001

Non-compete agreements, net	$576	$929
Loan fees, net	223	16
Deposits and other	44	43

Other assets, net	$843	$988

     Amortization expense related to other assets totaled $530, $448 and $356 respectively, for the years ended December 31, 2002, 2001 and 2000.

(12) Stock Option Plan

     Rainbow sponsors a stock option and incentive plan for the benefit of the employees of the Company. A total of 600,000 shares of common stock have been reserved under the plan, which provides for the grant of options, which may qualify as either incentive stock options or nonqualified stock options. Because all stock options were granted with an exercise price equal to the market price on the date of grant, no compensation expense has been recognized, consistent with the provisions of APB 25. Stock options granted become exercisable over a three or four-year vesting period and expire ten years from the date of grant.

     Following is activity under the plan during the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	425,800	$8.58	359,800	$9.79	317,200	$9.96
Granted	114,500	6.92	121,000	5.24	57,500	8.84
Exercised	(3,584)	5.05	—	—	—	—
Forfeited	(14,350)	6.39	(55,000)	9.21	(14,900)	9.64

Outstanding, end of year	522,366	$8.30	425,800	$8.58	359,800	$9.79

Exercisable at end of year	320,788		256,602		183,942

Available for grant at end of year	77,634		174,200		240,200

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted	Number of	Weighted
		Remaining	Average	Options	Average
	Number	Contractual	Exercise	Currently	Exercise
Range of exercise prices	Outstanding	Life (years)	Price	Exercisable	Price

$5.03 — $5.25	100,166	8.1	$5.17	27,961	$5.17
$6.00	10,000	8.4	6.00	3,334	6.00
$6.97 — $7.11	94,500	9.4	6.99	—	—
$7.69 — $7.88	29,500	7.7	7.79	13,084	7.78
$8.88 — $9.25	30,000	7.1	9.00	23,334	9.04
$9.75 — $10.00	248,200	5.5	9.99	248,075	9.99
$11.63	10,000	7.5	11.63	5,000	11.63

	522,366	7.0	$8.30	320,788	$9.39

     Pro forma information for net income and basic and diluted earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $4.66, $3.15 and $4.77 per share, respectively. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions for 2002, 2001 and 2000:

	2002	2001	2000

Risk-free interest rate	4.42%	4.25%	6.50%
Expected life of options	7.8 years	7 years	7 years
Expected stock price volatility	60%	55%	40%
Dividend yield	0%	0%	0%

     Had compensation cost for stock options been measured using SFAS No. 123, the pro forma amounts for the years ended December 31, 2002, 2001 and 2000 are indicated below.

	2002	2001	2000

Net income
As reported	$1,641	$1,174	$4,105
Pro forma	1,444	923	3,842
Basic and diluted earnings per common share
As reported	0.28	0.20	0.69
Pro forma	0.24	0.16	0.65

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(13) Earnings Per Share

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

     The following table shows the amounts used in computing earnings per share for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Numerator:
Net income available to common shareholders	$1,641	$1,174	$4,105

Denominator:
Basic weighted average shares	5,928,006	5,925,735	5,925,735
Effect of dilutive stock options	12,600	15,264	4,422

Diluted weighted average shares	5,940,606	5,940,999	5,930,157

Basic earnings per share	$0.28	$0.20	$0.69

Diluted earnings per share	$0.28	$0.20	$0.69

     Stock options of 368,225, 334,050 and 236,800 shares in 2002, 2001 and 2000, respectively, were not included in computed diluted earnings per share because their effects were anti-dilutive.

(14) Commitments and Contingencies

     The Company is subject to claims and lawsuits in the ordinary course of its normal operations. Outstanding matters of which the Company has knowledge are covered by insurance, or in the opinion of management, would not have a material adverse affect on the financial position, results of operations or cash flows of the Company.

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Quarterly Results of Operations (unaudited)

     The following table represents certain unaudited financial information for the periods indicated:

	March 31	June 30	September 30	December 31

Year ended December 31, 2002
Revenue	$24,965	$24,835	$24,344	$25,123
Merchandise costs and store expenses	22,075	21,571	21,578	22,305
Other operating expenses	1,757	2,160	2,007	1,957

Operating income	1,133	1,104	759	861
Interest and other expenses	242	224	191	203

Income from continuing operations, before income taxes	891	880	568	658
Income taxes	360	355	209	260

Income from continuing operations	531	525	359	398
Loss on discontinued operations, net of tax	(2)	(49)	(25)	(96)

Net income	$529	$476	$334	$302

Basic and diluted earnings per share	$0.09	$0.08	$0.06	$0.05

Basic and diluted loss per share from discontinued operations	$—	$(0.01)	$—	$(0.02)

Year ended December 31, 2001
Revenue	$24,290	$23,589	$22,654	$24,022
Merchandise costs and store expenses	21,173	20,608	19,804	22,231
Other operating expenses	1,944	2,035	1,988	1,882

Operating income (loss)	1,173	946	862	(91)
Interest and other expenses	282	243	200	191
Income taxes (benefit)	360	285	268	(113)

Net income (loss)	$531	$418	$394	$(169)

Basic and diluted earnings (loss) per share	$0.09	$0.07	$0.07	$(0.03)

Net income as reported	$531	$418	$394	$(169)
Pro forma adjustment for goodwill amortization, net of tax	81	79	74	78

Pro forma net income (loss)	$612	$497	$468	$(91)

Pro forma basic and diluted earnings (loss) per share	$0.10	$0.08	$0.08	$(0.02)

     Certain reclassifications have been made to the above quarterly results of operations in order to conform to the 2002 presentation for discontinued operations. Therefore, the above results will vary from previously-filed quarterly reports on Form 10-Q.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW RENTALS, INC.

By:	/s/ WAYLAND J. RUSSELL Wayland J. Russell Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 26, 2003.

Signatures	Title

/s/ WAYLAND J. RUSSELL Wayland J. Russell	Chairman, Chief Executive Officer and Director

/s/ LAWRENCE S. HENDRICKS Lawrence S. Hendricks	Chief Operating Officer and Director

/s/ MICHAEL J. VIVEIROS Michael J. Viveiros	President and Director

/s/ MICHAEL A. PECCHIA Michael A. Pecchia	Chief Financial Officer

/s/ BRIAN L. BURTON Brian L. Burton	Director

/s/ ROBERT A. GLICK Robert A. Glick	Director

/s/ IVAN J. WINFIELD Ivan J. Winfield	Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1 (1)	Amended and Restated Articles of Incorporation

3.2 (1)	Amended and Restated By-Laws and Code of Regulations

4.1 (2)	Security Agreement dated as of January 11, 2002 between the Company and National City Bank, as agent

4.2 (2)	Credit Agreement dated as of January 11, 2002 by and among the Company and The Guarantors Party Thereto and National City Bank, as agent and The Other Banks Party Thereto

10.1 (1)	1998 Stock Option Plan

10.2 (1)	Lease by and between the Company and Rainbow Properties, Ltd. dated January 1, 1996 for the Company's principal executive offices

13*	Annual Report to Shareholders for the year ended December 31, 2002

23*	Consent of Independent Public Accountants

(1)	Incorporated by reference to an exhibit included in the Company's Registration Statement on Form S-1 (file no. 333-48769).

(2)	Incorporated by reference to an exhibit included in the Company's 2001 Annual Report on Form 10-K.

*	Filed Herewith

Certification of the Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

     I, Wayland J. Russell, the Chairman and Chief Executive Officer of Rainbow Rentals, Inc. (the “Company”), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Company (the “Report”):

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayland J. Russell Wayland J. Russell, Rainbow Rentals, Inc. Chairman and Chief Executive Officer

March 26, 2003

Certification of the Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

     I, Michael A. Pecchia, Chief Financial Officer of Rainbow Rentals, Inc. (the “Company”), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Company (the “Report”):

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael A. Pecchia Michael A. Pecchia Rainbow Rentals, Inc. Chief Financial Officer

March 26, 2003

Certification of the Principal Executive Officer

Pursuant to 15 U.S.C. 78m(a) or 78o(d)

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Wayland J. Russell, the Chairman and Chief Executive Officer of Rainbow Rentals, Inc. (the “Company”), certify that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

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

(6)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Wayland J. Russell Wayland J. Russell Rainbow Rentals, Inc. Chairman and Chief Executive Officer

March 26, 2003

Certification of the Principal Financial Officer

Pursuant to 15 U.S.C. 78m(a) or 78o(d)

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Michael A. Pecchia, the Chief Financial Officer of Rainbow Rentals, Inc. (the “Company”), certify that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

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

(6)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael A. Pecchia Michael A. Pecchia Rainbow Rentals, Inc. Chief Financial Officer

March 26, 2003