Form 10-Q
period 2003-03-31
RAINBOW RENTALS INC
filed 2003-05-14
CIK 1058441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT APRIL 30, 2003

Common stock, no par value	5,929,319

RAINBOW RENTALS, INC.
INDEX

RAINBOW RENTALS, INC.
BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	March 31,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$1,182	$1,080
Rental-purchase merchandise, net	38,969	39,342
Income tax receivable	1,264	939
Prepaid expenses and other current assets	1,976	1,843

Total current assets	43,391	43,204
Property and equipment, net	5,680	5,558
Deferred income taxes	2,033	1,989
Goodwill, net	9,236	9,236
Other assets, net	705	843

Total assets	$61,045	$60,830

Liabilities and Shareholders’ Equity
Current liabilities
Deferred revenue	$1,251	$1,215
Accounts payable	2,681	2,175
Accrued compensation and related costs	1,735	2,402
Other liabilities and accrued expenses	2,526	2,320
Deferred income taxes	6,926	6,343

Total current liabilities	15,119	14,455
Long-term debt	6,700	7,550

Total liabilities	21,819	22,005
Commitments and contingencies
Shareholders’ equity
Serial preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized, 6,392,610 issued and 5,929,319 outstanding at March 31, 2003 and December 31, 2002	11,039	11,039
Additional paid-in capital	4	4
Retained earnings	30,075	29,674
Treasury stock, at cost, 463,291 shares at March 31, 2003 and December 31, 2002	(1,892)	(1,892)

Total shareholders’ equity	39,226	38,825

Total liabilities and shareholders’ equity	$61,045	$60,830

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	(unaudited)
	For the three months ended
	March 31,
	2003	2002

Revenues
Rental revenue	$24,014	$23,146
Fees	638	638
Merchandise sales	1,093	1,181

Total revenues	25,745	24,965
Operating expenses
Merchandise costs	8,777	8,827
Store expenses
Salaries and related	6,394	6,024
Occupancy	2,576	2,322
Advertising	1,579	1,586
Other expenses	3,486	3,317

Total store expenses	14,035	13,249

Total merchandise costs and store expenses	22,812	22,076
General and administrative expenses	2,025	1,715
Amortization of intangible assets	45	41

Total operating expenses	24,882	23,832

Operating income	863	1,133
Interest expense	143	185
Other expense, net	57	57

Income from continuing operations, before income taxes	663	891
Income tax expense	262	360

Income from continuing operations	401	531
Discontinued operations
Loss from operations of discontinued store, net of tax	—	(2)

Net income	$401	$529

Basic earnings per common share:
Basic earnings per share from continuing operations	$0.07	$0.09
Basic loss per share from discontinued operations	—	—

Basic earnings per share	$0.07	$0.09

Diluted earnings per common share:
Diluted earnings per share from continuing operations	$0.07	$0.09
Diluted loss per share from discontinued operations	—	—

Diluted earnings per share	$0.07	$0.09

Weighted average common shares outstanding:
Basic	5,929,319	5,925,735

Diluted	5,930,063	5,947,262

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock					Total
			Additional	Retained	Treasury	Shareholders'
	Shares	Cost	Paid-in Capital	Earnings	Stock	Equity

Balance at December 31, 2001	$5,925,735	$11,039	$—	$28,033	$(1,907)	37,165
Exercise of stock options	3,584	—	4	—	15	19
Net income	—	—	—	1,641	—	1,641

Balance at December 31, 2002	5,929,319	11,039	4	29,674	(1,892)	38,825
Net income (unaudited)	—	—	—	401	—	401

Balance at March 31, 2003 (unaudited)	5,929,319	$11,039	$4	$30,075	$(1,892)	$39,226

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(unaudited)
	For the three months ended
	March 31,
	2003	2002

Cash flows from operating activities
Income from continuing operations	$401	$531
Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation of property and equipment and amortization of intangibles	637	629
Depreciation and write-down of rental-purchase merchandise	6,918	7,045
Purchases of rental-purchase merchandise	(8,483)	(8,306)
Rental-purchase merchandise disposed, net	1,938	1,797
Deferred income taxes	539	1,729
Loss on disposal of property and equipment	8	24
Increase in
Income tax receivable	(325)	(1,275)
Prepaid expenses and other assets	(127)	(240)
Increase (decrease) in
Accounts payable	506	(867)
Accrued income taxes	—	(306)
Accrued compensation and related costs	(667)	(584)
Deferred revenue and other liabilities and accrued expenses	242	(38)

Net cash provided by operating activities of continuing operations	1,587	139
Net cash used in operating activities of discontinued operations	—	(2)

Net cash provided by operating activities	1,587	137

Cash flows from investing activities
Purchase of property and equipment, net	(635)	(617)
Proceeds from the sale of property and equipment	—	1

Net cash used in investing activities	(635)	(616)

Cash flows from financing activities
Proceeds from long-term debt	9,400	19,814
Current installments and repayments of long-term debt	(10,250)	(19,454)
Loan fees paid	—	(301)

Net cash provided by (used in) financing activities	(850)	59

Net increase (decrease) in cash	102	(420)
Cash at beginning of period	1,080	1,839

Cash at end of period	$1,182	$1,419

Supplemental cash flow information
Net cash paid during the period for
Interest	$113	$120
Income taxes	90	254

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Basis of Presentation

     Rainbow Rentals, Inc. (the “Company”) is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At March 31, 2003 the Company operated 120 stores in 13 states: Connecticut, Georgia, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company’s corporate office is located in Canfield, Ohio.

     The financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002.

     Certain reclassifications have been made to prior year financial data in order to conform to the 2003 presentation.

2. Goodwill

     Goodwill is the cost in excess of the fair value of net assets of acquired businesses. These assets are stated at cost and, effective January 1, 2002, are no longer amortized, but evaluated at least annually for impairment, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

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

     In January 2002, the Company completed the transitional goodwill impairment test in accordance with SFAS No. 142, which resulted in no impairment charge. The Company performed the annual impairment test as of November 30, 2002 resulting in no impairment. The annual impairment test for 2003 will be done as of November 30, 2003; however, if circumstances indicate potential impairment, the Company will test for impairment more frequently.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2003 and 2002.

3. Long-Term Debt

     The Company entered into a revolving financing agreement (the “Credit Facility”) in January 2002 that matures in January 2005. The agreement allows the Company to borrow up to $25.0 million; however, borrowings are limited to 32% of the Company’s net rental purchase merchandise, less outstanding letters of credit, which totaled $2.9 million at March 31, 2003. Excess availability at March 31, 2003 was approximately $2.9 million. The Company’s tangible assets, primarily rental purchase merchandise, serve as the security for the debt. The Company can elect interest to be charged on a portion of the outstanding debt balance at the London Interbank Offering Rate (LIBOR) plus a range of 250 – 325 basis points and the remaining debt balance, if any, would be at the prime rate plus a range of 50 – 125 basis points. In addition, the Company must pay a commitment fee equal to a range of 37.5 to 50 basis points per annum on the unused portion of the loan commitment. The interest rate ranges above are all dependent on the Company’s most recent quarterly leverage ratio. Borrowings under the Credit Facility mature three years after the date of the loan. At March 31, 2003, the outstanding loan balance totaled $6.7 million with a weighted average interest rate of 5.94%.

     The Credit Facility requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. The

Credit Facility contains non-financial covenants that limits actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. At March 31, 2003, the Company was in compliance with the covenants and financial reporting requirements.

4. Earnings Per Share

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

     The following table shows the amounts used in computing earnings per share.

	For the three months ended
	March 31,
	2003	2002

Numerator:
Net income available to common shareholders	$401	$529
Denominator:
Basic weighted average shares	5,929,319	5,925,735
Effect of dilutive stock options	744	21,527

Diluted weighted average shares	5,930,063	5,947,262

Basic earnings per share	$0.07	$0.09

Diluted earnings per share	$0.07	$0.09

     Stock options of 451,200 and 309,500 shares for the three months ended March 31, 2003 and 2002, respectively, were not included in diluted earnings per share because their effects were anti-dilutive.

5. Stock-Based Compensation

     The Company sponsors a stock option and incentive plan for the benefit of its employees. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires companies electing not to expense stock options to provide the pro forma net income and earnings per share information not only annually, but also on a quarterly basis. No stock-based compensation costs are reflected in net income since all stock options were granted with an exercise price equal to the market price on the date of grant, consistent with the provisions of Accounting Principles Board (APB) 25.

     The following table illustrates the effect on net income and earnings per share had compensation costs for stock options been measured using SFAS No. 123:

	For the quarter ended March 31,
	2003	2002

Net income
As reported	$401	$529
Pro forma	368	498
Basic and diluted earnings per common share
As reported	0.07	0.09
Pro forma	0.06	0.08

6. Subsequent Events

     On May 7, 2003, the Company announced the departure of its Chief Operating Officer (COO), who also served as a director. The Company entered into a severance agreement with its former COO that will pay him $322 in salary and other compensation. Current accounting pronouncements require the Company to expense the fair value of the severance agreement during the second quarter of 2003. The Company estimates that the negative impact to earnings, net of tax, for the second quarter of 2003 will be $0.03 per diluted share.

Forward-Looking Statements

     Statements made in this Form 10-Q, other than those concerning historical information, or, in future filings by Rainbow Rentals, Inc. with the Securities and Exchange Commission (SEC), in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are made pursuant to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements use such words as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “estimates”, “believes”, “thinks”, “continues”, “indicates”, “outlook”, “looks”, “goals”, “initiatives”, “projects”, or variations thereof. Forward-looking statements are based on management’s current beliefs and assumptions regarding future events and operating performance and speak only as of the date made. These statements are likely to address the Company’s growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. Forward-looking statements are subject to a number of risks, uncertainties and other factors, many of which are outside the control of the Company that could cause the Company’s actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks associated with general economic conditions; failure to adequately execute plans and unforeseen circumstances beyond the Company’s control in connection with development, implementation and execution of new business processes, procedures and programs; greater than expected expenses associated with the Company’s activities; the effects of new accounting standards; and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and in other reports and exhibits to reports filed with the SEC. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company’s SEC filings are available, at no charge, at www.sec.gov and through the Company’s web site at www.rainbowrentals.com. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     Rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments, which generally occur over a period ranging from 12 to 30 months. Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

New Store Openings

     The Company’s primary method of growth is through the opening of new store locations. New stores have a maturation period of approximately three years and generally are dilutive to earnings during the first year of operation as they build a customer base and develop a recurring revenue stream. The timing and performance of new store openings and the number of stores in various stages of the three-year maturation process will have an affect on quarterly comparisons. During the first quarter 2003, the Company closed two stores and consolidated them into existing Rainbow locations. The Company also closed and consolidated one additional store in April 2003. The Company plans to open approximately 10 stores during 2003.

Results of Operations

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

	(unaudited)
	For the three months ended March 31,
	2003	2002

Revenues
Rental revenue	93.3%	92.7%
Fees	2.5	2.6
Merchandise sales	4.2	4.7

Total revenues	100.0	100.0
Operating expenses
Merchandise costs	34.1	35.4
Store expenses
Salaries and related	24.8	24.1
Occupancy	10.0	9.3
Advertising	6.1	6.3
Other expenses	13.6	13.3

Total store expenses	54.5	53.0

Total merchandise costs and store expenses	88.6	88.4
General and administrative expenses	7.9	6.9
Amortization of identifiable intangible assets	0.2	0.2

Total operating expenses	96.7	95.5

Operating income	3.3	4.5
Interest expense	0.5	0.8
Other expense, net	0.2	0.2

Income from continuing operations, before income taxes	2.6	3.5
Income tax expense	1.0	1.4

Income from continuing operations	1.6	2.1
Loss on discontinued operations, net of tax	—	—

Net income	1.6%	2.1%

Comparison of Three Months Ended March 31, 2003 and 2002

     Total revenues from continuing operations increased $780,000, or 3.1%, to $25.75 million for the three months ended March 31, 2003, compared to $24.97 million for the three months ended March 31, 2002. Revenue from the 11 stores opened in 2002 increased $1.15 million comparing the three months ended March 31, 2003 and 2002 as these stores continue to build a customer base and develop a recurring revenue stream. Revenue from comparable stores (stores in operation on January 1, 2002) declined $350,000, or 1.4%, and was mainly attributable to a comparable quarter decline in units on rent, which was partially offset by an increase in average rental rates and changes in product mix.

     Merchandise costs from continuing operations decreased $50,000, or 0.6%, to $8.78 million for the three months ended March 31, 2003 compared to $8.83 million for the three months ended March 31, 2002. Merchandise costs totaled 34.1% and 35.4% of total revenues for the three months ended March 31, 2003 and 2002, respectively. The decrease in merchandise costs from continuing operations as a percentage of total revenue from continuing operations was primarily the result of increased rental rates and improved buying of new merchandise. During mid-2001, the Company lowered rental rates in order to move older, pre-rented merchandise. The Company began raising rental rates during the second quarter of 2002 towards historical levels as the quality of older, pre-rented merchandise improved.

     Store expenses from continuing operations increased $787,000, or 5.9%, to $14.04 million for the three months ended March 31, 2003 compared to $13.25 million for the three months ended March 31, 2002. The increase was mainly attributable to the 11 stores opened in 2002, which was partially offset by a 0.8% decrease in comparable store expenses, primarily driven by advertising expense reductions. Comparable occupancy expense increased 1.6% due primarily to lease buy-outs associated with the two underperforming stores that were closed during the first quarter of 2003, but was offset by a 0.5% decline in comparable salaries and related expenses. Other comparable store expenses increased only 0.3%. Comparable store expenses as a percentage of comparable store revenue totaled 52.8% and 52.5%, respectively, for the three months ended March 31, 2003 and 2002. This slight increase was due to a decline in comparable store revenue and lease buy-out costs for two underperforming stores closed in January 2003. Store expense from continuing operations totaled 54.5% and 53.0% of total revenue from continuing operations for the three months ended March 31, 2003 and 2002, respectively.

     General and administrative expenses increased $310,000, or 18.1%, to $2.03 million for the three months ended March 31, 2003 compared to $1.72 million for the three months ended March 31, 2002. The increase in general and administrative expenses was attributable to a number of factors including expenses related to reorganizing the Company’s regional management team, increased expenses related to associate benefit programs, and training costs primarily associated with enhancing store associates’ and regional managers’ skills and preparing potential managers for future store openings and replacements. General and administrative expenses totaled 7.9% and 6.9% of total revenues from continuing operations, respectively, for the three months ended March 31, 2003 and 2002. This increase was due to the aforementioned increased expenses in addition to slower revenue growth than anticipated.

     Interest expense decreased $42,000 comparing the three months ended March 31, 2003 and 2002 primarily due to lower average outstanding debt.

     Income tax expense from continuing operations decreased $99,000 to $262,000 for the three months ended March 31, 2003, from $361,000 for the three months ended March 31, 2002. This decrease was attributable to a decline in income from continuing operations as well as a decline in the Company’s effective tax rate to 39.5% for the three months ended March 31, 2003 from 40.5% for the three months ended March 31, 2002.

Liquidity and Capital Resources

     The Company’s primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations and borrowings.

     For the three months ended March 31, 2003 and 2002, cash provided by operations of continuing operations totaled $1.59 million and $137,000, respectively. The $1.45 million increase in cash provided by operations was primarily from changes in accounts payable, which was the result of the timing of purchases of rental purchase merchandise, which were higher during the fourth quarter 2001 compared to the fourth quarter 2002, as such payments were made in the subsequent quarterly period. Purchases of rental purchase merchandise totaled $8.48 million and $8.31 million, respectively, for the three months ended March 31, 2003 and 2002. Cash used in investing activities remained relatively consistent at $635,000 and $616,000, respectively, for the three months ended March 31, 2003 and 2002. Cash used in financing activities totaled $850,000 for the three months ended March 31, 2003 as the Company reduced its debt. The Company’s debt remained flat during the three months ended March 31, 2002.

     In January 2002, the Company refinanced its debt with a $25.0 million revolving loan agreement (the “Credit Facility”) that matures in January 2005. A borrowing base measured against rental purchase merchandise limits borrowings under the Credit Facility to 32% of rental purchase inventory, less outstanding letters of credit, which totaled $2.9 million at March 31, 2003. Excess availability was approximately $2.9 million at March 31, 2003. The agreement requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The agreement also contains non-financial covenants that limit actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases.

     The Company plans to open 10 new stores during 2003 with cash provided by operations. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available to the Company.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The application of this Interpretation is not expected to have a material effect on the Company’s financial position or results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes in information about market risk from that provided in the 2002 Annual Report on Form 10-K.

Item 4: Disclosure Controls and Procedures

     The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION
RAINBOW RENTALS, INC.
MARCH 31, 2003

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:	99.1	–	Certification of Principal Executive Officer (Section 906 of the Sarbanes-Oxley Act of 2002)
	99.2	–	Certification of Principal Financial Officer (Section 906 of the Sarbanes-Oxley Act of 2002)

B. Reports on Form 8-K:		None

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW RENTALS, INC. (Registrant)

/s/ Wayland J. Russell Wayland J. Russell, Chairman and Chief Executive Officer (Principal Executive Officer) Date: May 14, 2003

/s/ Michael A. Pecchia Michael A. Pecchia, Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 14, 2003

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

May 14, 2003

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

May 14, 2003