Form 10-K/A
period 2002-12-31
RAINBOW RENTALS INC
filed 2003-06-30
CIK 1058441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-24333

RAINBOW RENTALS, INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-1512520

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

3711 Starr Centre Drive, Canfield, OH 44406
(Address of principal executive offices)

330-533-5363
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par Value
(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) [ ] Yes No [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $16.4 million at June 28, 2002. The number of common shares outstanding at March 19, 2003 was 5,929,319.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be mailed to stockholders in connection with the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

PART II
SIGNATURES
Certification of the Principal Executive Officer
Certification of the Principal Financial Officer
EX-99.1 906 CERT
EX-99.2 906 CERT
EX-99.3 11-K
EX-99.4 CONSENT

PART II

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES OR REPORTS ON FORM 8-K

     (a)  (3) Exhibits

99.1	Certification of Principal Executive Officer (Section 906 of the Sarbanes-Oxley Act of 2002)

99.2	Certification of Principal Financial Officer (Section 906 of the Sarbanes-Oxley Act of 2002)

99.3	Form 11-K Annual Report for the Company’s 401(k) Profit Sharing Plan.

99.4	Consent of Independent Public Accountants.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2003	RAINBOW RENTALS, INC.

By: /s/ Michael A. Pecchia Michael A. Pecchia, Chief Financial Officer

Certification of the Principal Executive Officer

Pursuant to 15 U.S.C. 78m(a) or 78o(d)

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Wayland J. Russell, the Chairman and Chief Executive Officer of Rainbow Rentals, Inc. (the “Company”), certify that:

(1)	I have reviewed this annual report on Form 10-K/A of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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
June 30, 2003

Certification of the Principal Financial Officer

Pursuant to 15 U.S.C. 78m(a) or 78o(d)

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Michael A. Pecchia, the Chief Financial Officer of Rainbow Rentals, Inc. (the “Company”), certify that:

(1)	I have reviewed this annual report on Form 10-K/A of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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
June 30, 2003