Form 10-Q
period 2003-06-30
RAINBOW RENTALS INC
filed 2003-08-12
CIK 1058441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [    ] No [ x ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JULY 31, 2003
Common stock, no par value	5,929,319

RAINBOW RENTALS, INC.
INDEX

RAINBOW RENTALS, INC.
BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2003	2002

Assets

Current assets

Cash and cash equivalents	$1,188	$1,080

Rental-purchase merchandise, net	39,079	39,342

Income tax receivable	1,132	939

Prepaid expenses and other current assets	2,212	1,926

Total current assets	43,611	43,287

Property and equipment, net	5,972	5,558

Deferred income taxes	2,079	1,989

Goodwill, net	9,236	9,236

Other assets, net	577	843

Total assets	$61,475	$60,913

Liabilities and Shareholders’ Equity

Current liabilities

Deferred revenue	$1,121	$1,215

Accounts payable	1,580	2,175

Accrued compensation and related costs	2,843	2,402

Other liabilities and accrued expenses	2,848	2,403

Deferred income taxes	6,798	6,343

Total current liabilities	15,190	14,538

Long-term debt	6,750	7,550

Total liabilities	21,940	22,088

Commitments and contingencies

Shareholders’ equity

Serial preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—

Common stock, no par value; 10,000,000 shares authorized, 6,392,610 issued and 5,929,319 outstanding at June 30, 2003 and December 31, 2002	11,039	11,039

Additional paid-in capital	4	4

Retained earnings	30,384	29,674

Treasury stock, at cost, 463,291 shares at June 30, 2003 and December 31, 2002	(1,892)	(1,892)

Total shareholders’ equity	39,535	38,825

Total liabilities and shareholders’ equity	$61,475	$60,913

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues

Rental revenue	$24,443	$23,455	$48,457	$46,601

Fees	677	714	1,315	1,352

Merchandise sales	655	666	1,749	1,847

Total revenues	25,775	24,835	51,521	49,800

Operating expenses

Merchandise costs	7,977	8,380	16,754	17,207

Store expenses

Salaries and related	6,733	5,783	13,127	11,807

Occupancy	2,401	2,230	4,977	4,551

Advertising	1,897	1,690	3,476	3,276

Other expenses	3,604	3,488	7,090	6,805

Total store expenses	14,635	13,191	28,670	26,439

Total merchandise costs and store expenses	22,612	21,571	45,424	43,646

General and administrative expenses	2,398	2,116	4,423	3,831

Amortization of intangible assets	45	44	90	85

Total operating expenses	25,055	23,731	49,937	47,562

Operating income	720	1,104	1,584	2,238

Interest expense	154	167	297	352

Other expense, net	57	57	114	115

Income from continuing operations, before income taxes	509	880	1,173	1,771

Income tax expense	201	355	463	716

Income from continuing operations	308	525	710	1,055

Discontinued operations

Loss from operations of discontinued store, net of tax	—	(49)	—	(51)

Net income	$308	$476	$710	$1,004

Basic earnings per common share:

Basic earnings per share from continuing operations	$0.05	$0.09	$0.12	$0.18

Basic loss per share from discontinued operations	—	(0.01)	—	(0.01)

Basic earnings per share	$0.05	$0.08	$0.12	$0.17

Diluted earnings per common share:

Diluted earnings per share from continuing operations	$0.05	$0.09	$0.12	$0.18

Diluted loss per share from discontinued operations	—	(0.01)	—	(0.01)

Diluted earnings per share	$0.05	$0.08	$0.12	$0.17

Weighted average common shares outstanding:

Basic	5,929,319	5,927,598	5,929,319	5,926,672

Diluted	5,931,516	5,952,333	5,930,790	5,949,798

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock					Total
			Additional	Retained	Treasury	Shareholders’
	Shares	Cost	Paid-in Capital	Earnings	Stock	Equity

Balance at December 31, 2001	5,925,735	$11,039	$—	$28,033	$(1,907)	$37,165

Exercise of stock options	3,584	—	4	—	15	19

Net income	—	—	—	1,641	—	1,641

Balance at December 31, 2002	5,929,319	11,039	4	29,674	(1,892)	38,825

Net income (unaudited)	—	—	—	710	—	710

Balance at June 30, 2003 (unaudited)	5,929,319	$11,039	$4	$30,384	$(1,892)	$39,535

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(unaudited)
	For the six months ended
	June 30,

	2003	2002

Cash flows from operating activities

Income from continuing operations	$710	$1,055

Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations

Depreciation of property and equipment and amortization of intangibles	1,247	1,248

Depreciation and write-down of rental-purchase merchandise	13,460	14,027

Purchases of rental-purchase merchandise	(16,639)	(14,755)

Rental-purchase merchandise disposed, net	3,443	3,212

Deferred income taxes	365	1,813

Loss on disposal of property and equipment	20	16

(Increase) decrease in

Income tax receivable	(193)	(1,356)

Prepaid expenses and other assets	(282)	365

Increase (decrease) in

Accounts payable	(595)	(2,147)

Accrued income taxes	—	(306)

Accrued compensation and related costs	441	(55)

Deferred revenue and other liabilities and accrued expenses	351	241

Net cash provided by operating activities of continuing operations	2,328	3,358

Net cash used in operating activities of discontinued operations	—	(156)

Net cash provided by operating activities	2,328	3,202

Cash flows from investing activities

Purchase of property and equipment	(1,424)	(1,323)

Proceeds from the sale of property and equipment	4	36

Acquisitions	—	(312)

Net cash used in investing activities of continuing operations	(1,420)	(1,599)

Net cash used in investing activities of discontinued operations	—	(2)

Net cash used in investing activities	(1,420)	(1,601)

Cash flows from financing activities

Proceeds from long-term debt	16,700	23,914

Current installments and repayments of long-term debt	(17,500)	(24,854)

Proceeds from stock options exercised	—	19

Loan fees paid	—	(316)

Net cash used in financing activities	(800)	(1,237)

Net increase in cash	108	364

Cash at beginning of period	1,080	1,839

Cash at end of period	$1,188	$2,203

Supplemental cash flow information

Net cash paid during the period for

Interest	243	262

Income taxes	375	616

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Basis of Presentation

     Rainbow Rentals, Inc. (the “Company”) is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At June 30, 2003 the Company operated 123 stores in 14 states: Connecticut, Georgia, Kentucky, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company’s corporate office is located in Canfield, Ohio.

     The financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, certain information and disclosures, normally required with financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the entire year. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain reclassifications have been made to prior year financial data in order to conform to the 2003 presentation.

2. Long-Term Debt

     The Company entered into a revolving financing agreement (the “Credit Facility”) in January 2002 that matures in January 2005. The agreement allows the Company to borrow up to $25.0 million; however, borrowings are limited to 32% of the Company’s net rental purchase merchandise, less outstanding letters of credit, which totaled $2.9 million at June 30, 2003. Excess availability at June 30, 2003 was approximately $2.9 million. The Company’s tangible assets, primarily rental purchase merchandise, serve as the security for the debt. The Company can elect interest to be charged on a portion of the outstanding debt balance at the London Interbank Offering Rate (LIBOR) plus a range of 250 – 325 basis points and the remaining debt balance, if any, would be at the prime rate plus a range of 50 – 125 basis points. In addition, the Company must pay a commitment fee equal to a range of 37.5 to 50 basis points per annum on the unused portion of the loan commitment. The interest rate ranges above are all dependent on the Company’s most recent quarterly leverage ratio. Borrowings under the Credit Facility mature three years after the date of the loan. At June 30, 2003, the outstanding loan balance totaled $6.8 million with a weighted average interest rate of 5.78%.

     The Credit Facility requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. The Credit Facility contains non-financial covenants that limits actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. At June 30, 2003, the Company was in compliance with the covenants and financial reporting requirements.

3. Earnings Per Share

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

     The following table shows the amounts used in computing earnings per share.

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:

Net income available to common shareholders	$308	$476	$710	$1,004

Denominator:

Basic weighted average shares	5,929,319	5,927,598	5,929,319	5,926,672

Effect of dilutive stock options	2,197	24,735	1,471	23,126

Diluted weighted average shares	5,931,516	5,952,333	5,930,790	5,949,798

Basic earnings per share	$0.05	$0.08	$0.12	$0.17

Diluted earnings per share	$0.05	$0.08	$0.12	$0.17

     Stock options of 408,700 and 289,000 shares for the three months ended June 30, 2003 and 2002, respectively, were not included in diluted earnings per share because their effects were anti-dilutive. For the six months ended June 30, 2003 and 2002, stock options of 429,950 and 299,250, respectively, were not included in diluted earnings per share because their effects were anti-dilutive.

4. Stock-Based Compensation

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

     The following table illustrates the effect on net income and earnings per share had compensation costs for stock options been measured using SFAS No. 123:

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income

As reported	$308	$476	$710	$1,004

Pro forma	259	444	628	941

Basic and diluted earnings per common share

As reported	0.05	0.08	0.12	0.17

Pro forma	0.04	0.07	0.11	0.16

5. Severance Agreement

     On May 7, 2003, the Company announced the departure of its Chief Operating Officer (COO), who also served as a director. The Company entered into a severance agreement with its former COO that will pay him $329 in salary and other compensation through May 2004. Current accounting pronouncements required the Company to expense the fair value of the severance agreement during the second quarter of 2003. The net effect of the severance agreement decreased basic and diluted earnings per share $0.03.

Forward-Looking Statements

     Statements made in this Form 10-Q, other than those concerning historical information, or, in future filings by Rainbow Rentals, Inc. with the Securities and Exchange Commission (SEC), in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are made pursuant to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements use such words as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “estimates”, “believes”, “thinks”, “continues”, “indicates”, “outlook”, “looks”, “goals”, “initiatives”, “projects”, or variations thereof. Forward-looking statements are based on management’s current beliefs and assumptions regarding future events and operating performance and speak only as of the date made. These statements are likely to address the Company’s growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. Forward-looking statements are subject to a number of risks, uncertainties and other factors, many of which are outside the control of the Company that could cause the Company’s actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks associated with general economic conditions; failure to adequately execute plans and unforeseen circumstances beyond the Company’s control in connection with development, implementation and execution of new business processes, procedures and programs; greater than expected expenses associated with the Company’s activities; the effects of new accounting standards; and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and in other reports and exhibits to reports filed with the SEC. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company’s SEC filings are available, at no charge, at www.sec.gov through the Company’s web site at www.rainbowrentals.com. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

New Store Openings

     The Company’s primary method of growth is through the opening of new store locations. New stores have a maturation period of approximately three years and generally are dilutive to earnings during the first year of operation as they build a customer base and develop a recurring revenue stream. The timing and performance of new store openings and the number of stores in various stages of the three-year maturation process will have an affect on quarterly comparisons. During the first six months of 2003, the Company opened four stores and closed three stores, which were consolidated into existing Rainbow locations. The Company anticipates opening two more stores in 2003, for an aggregate six stores in 2003. The Company has elected to defer opening additional stores until completion of its previously disclosed strategic planning initiative.

Results of Operations

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues

Rental revenue	94.8%	94.4%	94.0%	93.6%

Fees	2.6	2.9	2.6	2.7

Merchandise sales	2.6	2.7	3.4	3.7

Total revenues	100.0	100.0	100.0	100.0

Operating expenses

Merchandise costs	30.9	33.7	32.5	34.6

Store expenses

Salaries and related	26.1	23.3	25.4	23.7

Occupancy	9.3	9.0	9.7	9.1

Advertising	7.4	6.8	6.7	6.6

Other expenses	14.0	14.0	13.8	13.7

Total store expenses	56.8	53.1	55.6	53.1

Total merchandise costs and store expenses	87.7	86.8	88.1	87.7

General and administrative expenses	9.3	8.5	8.6	7.7

Amortization of intangible assets	0.2	0.2	0.2	0.2

Total operating expenses	97.2	95.5	96.9	95.6

Operating income	2.8	4.5	3.1	4.4

Interest expense	0.6	0.7	0.6	0.7

Other expense, net	0.2	0.3	0.2	0.2

Income from continuing operations, before income taxes	2.0	3.5	2.3	3.5

Income tax expense	0.8	1.4	0.9	1.4

Income from continuing operations	1.2	2.1	1.4	2.1

Loss on discontinued operations, net of tax	—	(0.2)	—	(0.1)

Net income	1.2%	1.9%	1.4%	2.0%

Comparison of Three Months Ended June 30, 2003 and 2002

     Total revenues from continuing operations increased $940,000, or 3.8%, to $25.78 million for the three months ended June 30, 2003, compared to $24.84 million for the comparable 2002 period. Revenue increased $976,000 from the nine stores opened after April 1, 2002 (not including the four stores opened in late-June 2003). Revenue from comparable stores, or stores in operation the entire three month periods ended June 30, 2003 and 2002, declined $54,000, or 0.2%. Comparable store revenue, although relatively flat, was mainly affected by the following two factors: (a) there was a comparable quarter decline in units on rent, mainly computer and furniture accessories; and (b) offsetting the decline in units on rent was an increase in average rental rates, which included changes in product mix.

     Merchandise costs from continuing operations decreased $403,000, or 4.8%, to $7.98 million for the three months ended June 30, 2003 compared to $8.38 million for the three months ended June 30, 2002. Merchandise costs totaled 30.9% and 33.7% of total revenues for the three months ended June 30, 2003 and 2002, respectively. The decrease in merchandise costs from continuing operations as a percentage of total revenue from continuing operations was primarily the result of increased rental rates, lower costs of new merchandise and changes in product mix. To a lesser extent, merchandise costs were positively affected by a $157,000 adjustment to depreciation of rental purchase merchandise.

     Store expenses from continuing operations increased $1.44 million, or 10.9%, to $14.63 million for the three months ended June 30, 2003 compared to $13.19 million for the three months ended June 30, 2002. Store expenses associated with stores opened after April 1, 2002 (non-comparable stores) accounted for $644,000 of the increase. Comparable store salaries and related expenses increased $642,000 and comparable store advertising expenses increased $100,000. The increase in comparable store salaries and related expenses was due to increased wages (due to additional store staffing and higher pay rates), workers’ compensation premium costs and medical expenses. The increase in comparable store advertising expenses was the result of management’s decision to utilize advertising spending earmarked for the third quarter of 2003 in the second quarter. This decision was based on maintaining the momentum of increasing units on rent throughout the second quarter. Store expense from continuing operations totaled 56.8% and 53.1% of total revenue from continuing operations for the three months ended June 30, 2003 and 2002, respectively. Comparable store expenses as a percentage of comparable store revenue totaled 55.2% and 52.2%, respectively, for the three months ended June 30, 2003 and 2002.

     General and administrative expenses increased $282,000, or 13.3%, to $2.40 million for the three months ended June 30, 2003 compared to $2.12 million for the three months ended June 30, 2002. The increase in general and administrative expenses was primarily attributable to $329,000 in severance costs associated with the departure of the Company’s Chief Operating Officer in May 2003, which was partially offset by a decline in legal expenses. General and administrative expenses totaled 9.3% and 8.5% of total revenues from continuing operations for the three months ended June 30, 2003 and 2002, respectively.

     Income tax expense from continuing operations decreased $154,000 to $201,000 for the three months ended June 30, 2003, from $355,000 for the three months ended June 30, 2002. This decrease was attributable to a decline in income from continuing operations as well as a decline in the Company’s effective tax rate to 39.5% for the three months ended June 30, 2003 from 40.3% for the comparable 2002 period due to a higher proportion of state taxable income in states with lower income tax rates.

Comparison of Six Months Ended June 30, 2003 and 2002

     Total revenues from continuing operations increased $1.72 million, or 3.5%, to $51.52 million for the six months ended June 30, 2003, compared to $49.80 million for the six months ended June 30, 2002. Revenue increased $2.26 million from the 11 store openings in 2002. This was partially offset by a $544,000, or 1.1%, decline in revenue from comparable stores, or stores in operation the entire six-month periods ended June 30, 2003 and 2002. The decline in comparable store revenue was mainly attributable to a decline in units on rent, which was partially offset by an increase in average rental rates, which included changes in product mix.

     Merchandise costs from continuing operations decreased $453,000, or 2.6%, to $16.75 million for the six months ended June 30, 2003 compared to $17.21 million for the six months ended June 30, 2002. Merchandise costs totaled 32.5% and 34.6% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease in merchandise costs from continuing operations as a percentage of total revenue from continuing operations was primarily the result of increased rental rates and lower costs of new merchandise.

     Store expenses from continuing operations increased $2.23 million, or 8.4%, to $28.67 million for the six months ended June 30, 2003 compared to $26.44 million for the six months ended June 30, 2002. Store expenses associated with stores opened after January 1, 2002 (non-comparable stores) accounted for $1.46 million of the increase. Store expenses were also affected by an increase in comparable store salaries and related expenses totaling $666,000, which was due to increased wages (due to additional store staffing and higher pay rates) and higher workers’ compensation premium costs. To a lesser extent, comparable occupancy expense increased $73,000 due primarily to lease buy-outs associated with two underperforming stores that were closed during the first quarter of 2003. Store expense from continuing operations totaled 55.6% and 53.1% of total revenue from continuing operations for the six months ended June 30, 2003 and 2002, respectively. Comparable store expenses as a percentage of comparable store revenue totaled 54.7% and 52.7%, respectively, for the six months ended June 30, 2003 and 2002.

     General and administrative expenses increased $592,000, or 15.4%, to $4.42 million for the six months ended June 30, 2003 compared to $3.83 million for the six months ended June 30, 2002. The increase in general and administrative expenses was attributable to a number of factors including severance costs associated with the departure of the Company’s Chief Operating Officer in May 2003, expenses related to reorganizing the Company’s regional management team, and training costs associated with enhancing store associates’ and regional managers’ skills and preparing potential managers for future store openings and replacements. General and administrative expenses totaled 8.6% and 7.7% of total revenues from continuing operations for the six months ended June 30, 2003 and 2002, respectively.

     Interest expense decreased $55,000 comparing the six months ended June 30, 2003 and 2002 primarily due to lower average outstanding debt.

     Income tax expense from continuing operations decreased $253,000 to $463,000 for the six months ended June 30, 2003, from $716,000 for the six months ended June 30, 2002. This decrease was attributable to a decline in income from continuing operations as well as a decline in the Company’s effective tax rate to 39.5% for the six months ended June 30, 2003 from 40.4% for the comparable 2002 period due to a higher proportion of state taxable income in states with lower income tax rates.

Liquidity and Capital Resources

     The Company’s primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations and borrowings.

     For the six months ended June 30, 2003 and 2002, cash provided by operations of continuing operations totaled $2.33 million and $3.36 million, respectively. The decrease in cash provided by operations was primarily affected by increased purchases of rental purchase merchandise and a decline in income from operations, which was partially offset by changes in accounts payable (due mainly to the timing of inventory purchases). Cash used in investing activities totaled $1.42 million and $1.60 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash used in investing activities was mostly due to acquisitions of customer accounts in 2002, which was partially offset by an increase in property and equipment purchases in 2003. Cash used in financing activities totaled $800,000 and $1.24 million for the six months ended June 30, 2003 and 2002, respectively. This change was mainly attributable to loan fees paid during 2002.

     In January 2002, the Company refinanced its debt with a $25.0 million revolving loan agreement (the “Credit Facility”) that matures in January 2005. A borrowing base ($12.5 million at June 30, 2003) measured against rental purchase merchandise limits borrowings under the Credit Facility to 32% of rental purchase inventory, less outstanding letters of credit, which totaled $2.9 million at June 30, 2003. Excess availability was approximately $2.9 million at June 30, 2003. The agreement requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The agreement also contains non-financial covenants that limit actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases.

     The Company opened four stores (two stores each in two new markets) in June 2003 and plans to open two additional stores during the remainder of 2003 with cash provided by operations. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available to the Company.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The application of this Interpretation is not expected to have an effect on the Company’s financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The application of this Statement is not expected to have an effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity, which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts, written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement is not expected to have an effect on the Company’s financial position or results of operations.

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

PART II — OTHER INFORMATION
RAINBOW RENTALS, INC.
JUNE 30, 2003

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 14, 2003. The matters approved by the shareholders at the annual meeting and the voting results as to each matter are set forth below.

Election of Directors for a one-year term:

Name	For	Withheld

Wayland J. Russell	5,581,924	317,150

Michael J. Viveiros	5,581,924	317,150

Brian L. Burton	5,798,074	101,000

Ivan J. Winfield	5,798,074	101,000

Robert A. Glick	5,798,074	101,000

     Ratification of the appointment of KPMG LLP as auditors for the year ended December 31, 2003:

For	Withheld	Abstain

5,898,974	100	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.3 – Severance Agreement by and between Lawrence S. Hendricks and the Company

Exhibit 10.4 – Employment Agreement by and between the Company and S. Robert Harris

Exhibit 31.1 – CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K

Report on Form 8-K dated April 30, 2003 to report the results of operations for the three months ended March 31, 2003.

Report on Form 8-K dated May 7, 2003 announcing the departure of Lawrence S. Hendricks as Chief Operating Officer of the Company and the appointment of Robert Harris as Chief Operating Officer of the Company.

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW RENTALS, INC. (Registrant)

/s/ WAYLAND J. RUSSELL Wayland J. Russell, Chairman and Chief Executive Officer (Principal Executive Officer) Date: August 12, 2003

/s/ MICHAEL A. PECCHIA Michael A. Pecchia, Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 12, 2003