Form 10-Q
period 2003-09-30
RAINBOW RENTALS INC
filed 2003-11-13
CIK 1058441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ____to ____.

Commission File No. 0-24333

RAINBOW RENTALS, INC.
(Exact name of Registrant as specified in its charter)

Ohio (State of Incorporation)	34-1512520 (IRS Employer Identification No.)

3711 Starr Centre Drive
Canfield, Ohio 44406
(Address of principal executive offices)

330-533-5363
(Registrant’s telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]    No [  ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [  ]    No [x]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common stock, no par value	SHARES OUTSTANDING AT OCTOBER 31, 2003 5,929,319

RAINBOW RENTALS, INC.
INDEX

RAINBOW RENTALS, INC.
BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$251	$1,080
Rental-purchase merchandise, net	38,634	39,342
Income tax receivable	190	939
Prepaid expenses and other current assets	2,239	1,926

Total current assets	41,314	43,287

Property and equipment, net	6,156	5,558
Deferred income taxes	2,124	1,989
Goodwill, net	9,236	9,236
Other assets, net	443	843

Total assets	$59,273	$60,913

Liabilities and Shareholders’ Equity
Current liabilities
Deferred revenue	$992	$1,215
Accounts payable	2,855	2,175
Accrued compensation and related costs	2,326	2,402
Other liabilities and accrued expenses	2,556	2,403
Deferred income taxes	7,293	6,343

Total current liabilities	16,022	14,538

Long-term debt	3,500	7,550

Total liabilities	19,522	22,088

Commitments and contingencies

Shareholders’ equity
Serial preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized,
6,392,610 issued and 5,929,319 outstanding at
September 30, 2003 and December 31, 2002	11,039	11,039
Additional paid-in capital	4	4
Retained earnings	30,600	29,674
Treasury stock, at cost, 463,291 shares at
September 30, 2003 and December 31, 2002	(1,892)	(1,892)

Total shareholders’ equity	39,751	38,825

Total liabilities and shareholders’ equity	$59,273	$60,913

See accompanying notes to financial statements.

RAINBOW RENTALS, INC.
STATEMENTS OF INCOME
(Dollars in thousands, except per share amount)

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Rental revenue	$24,017	$22,921	$72,474	$69,523
Fees	681	699	1,996	2,052
Merchandise sales	739	724	2,487	2,570

Total revenues	25,437	24,344	76,957	74,145
Operating expenses
Merchandise costs	8,347	8,355	25,101	25,562
Store expenses
Salaries and related	6,674	6,055	19,801	17,863
Occupancy	2,481	2,539	7,458	7,090
Advertising	1,324	1,310	4,800	4,586
Other expenses	3,875	3,318	10,965	10,123

Total store expenses	14,354	13,222	43,024	39,662

Total merchandise costs and store expenses	22,701	21,577	68,125	65,224
General and administrative expenses	2,138	1,962	6,561	5,794
Amortization of intangible assets	45	45	135	130

Total operating expenses	24,884	23,584	74,821	71,148

Operating income	553	760	2,136	2,997
Interest expense	137	135	434	487
Other expense	57	57	171	171

Income from continuing operations, before income taxes	359	568	1,531	2,339
Income tax expense	142	207	605	924

Income from continuing operations	217	361	926	1,415

Discontinued operations
Loss from operations of discontinued store, net of tax	—	(26)	—	(76)

Net income	$217	$335	$926	$1,339

Basic earnings per common share:
Basic earnings per share from continuing operations	$0.04	0.06	$0.16	$0.24
Basic loss per share from discontinued operations	—	—	—	(0.01)

Basic earnings per share	$0.04	$0.06	$0.16	$0.23

Diluted earnings per common share:
Diluted earnings per share from continuing operations	$0.04	$0.06	$0.16	$0.24
Diluted loss per share from discontinued operations	—	—	—	(0.01)

Diluted earnings per share	$0.04	$0.06	$0.16	$0.23

Weighted average common shares outstanding:
Basic	5,929,319	5,929,319	5,929,319	5,927,564

Diluted	5,938,185	5,932,648	5,933,255	5,944,081

See accompanying notes to financial statements

RAINBOW RENTALS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

						Total
	Common Stock		Additional	Retained	Treasury	Shareholders’
	Shares	Cost	Paid-in Capital	Earnings	Stock	Equity

Balance at December 31, 2001	5,925,735	$11,039	$—	$28,033	$(1,907)	$37,165
Exercise of stock options	3,584	—	4	—	15	19
Net income	—	—	—	1,641	—	1,641

Balance at December 31, 2002	5,929,319	11,039	4	29,674	(1,892)	38,825
Net income (unaudited)	—	—	—	926	—	926

Balance at September 30, 2003 (unaudited)	5,929,319	$11,039	$4	$30,600	$(1,892)	$39,751

See accompanying notes to financial statements

RAINBOW RENTALS, INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(unaudited)
	For the nine months ended
	September 30,
	2003	2002

Cash flows from operating activities
Income from continuing operations	$926	$1,415
Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations
Depreciation of property and equipment and amortization of intangibles	1,845	1,844
Depreciation and write-down of rental-purchase merchandise	20,058	20,674
Purchases of rental-purchase merchandise	(24,579)	(22,117)
Rental-purchase merchandise disposed, net	5,230	4,969
Deferred income taxes	815	2,677
Loss on disposal of property and equipment	6	60
(Increase) decrease in Income tax receivable	749	(2,009)
Prepaid expenses and other assets	(305)	363
Increase (decrease) in Accounts payable	680	(1,107)
Accrued income taxes	—	(306)
Accrued compensation and related costs	(76)	(310)
Deferred revenue and other liabilities and accrued expenses	(70)	170

Net cash provided by operating activities of continuing operations	5,279	6,323
Net cash used in operating activities of discontinued operations	—	(128)

Net cash provided by operating activities	5,279	6,195

Cash flows from investing activities
Purchase of property and equipment	(2,079)	(1,881)
Proceeds from the sale of property and equipment	21	37
Acquisitions	—	(315)

Net cash used in investing activities of continuing operations	(2,058)	(2,159)
Net cash used in investing activities of discontinued operations	—	(64)

Net cash used in investing activities	(2,058)	(2,223)

Cash flows from financing activities
Proceeds from long-term debt	20,950	25,464
Current installments and repayments of long-term debt	(25,000)	(29,404)
Proceeds from stock options exercised	—	19
Loan fees paid	—	(316)

Net cash used in financing activities	(4,050)	(4,237)

Net decrease in cash	(829)	(265)
Cash at beginning of period	1,080	1,839

Cash at end of period	$251	$1,574

Supplemental cash flow information
Net cash paid (refunded) during the period for Interest	$371	$389
Income taxes	(833)	639

See accompanying notes to financial statements

RAINBOW RENTALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Basis of Presentation

     Rainbow Rentals, Inc. (the “Company”) is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At September 30, 2003 the Company operated 125 stores in 15 states: Connecticut, Georgia, Indiana, Kentucky, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company’s corporate office is located in Canfield, Ohio.

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

2. Long-Term Debt

     The Company entered into a revolving financing agreement (the “Credit Facility”) in January 2002 that matures in January 2005. The agreement allows the Company to borrow up to $25.0 million; however, borrowings are limited to 32% of the Company’s net rental purchase merchandise, less outstanding letters of credit, which totaled $2.9 million at September 30, 2003. Excess availability at September 30, 2003 was approximately $6.0 million. The Company’s tangible assets, primarily rental purchase merchandise, serve as the security for the debt. The Company can elect interest to be charged on a portion of the outstanding debt balance at the London Interbank Offering Rate (LIBOR) plus a range of 250 – 325 basis points and the remaining debt balance, if any, would be at the prime rate plus a range of 50 – 125 basis points. In addition, the Company must pay a commitment fee equal to a range of 37.5 to 50 basis points per annum on the unused portion of the loan commitment. The interest rate ranges above are all dependent on the Company’s most recent quarterly leverage ratio. Borrowings under the Credit Facility mature three years after the date of the loan. At September 30, 2003, the outstanding loan balance totaled $3.5 million with a weighted average interest rate of 7.03%.

     The Credit Facility requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. The Credit Facility contains non-financial covenants that limit actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. At September 30, 2003, the Company was in compliance with the covenants and financial reporting requirements.

3. Earnings Per Share

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

      The following table shows the amounts used in computing earnings per share.

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income available to common shareholders	$217	$335	$926	$1,339
Denominator:
Basic weighted average shares	5,929,319	5,929,319	5,929,319	5,927,564
Effect of dilutive stock options	8,866	3,329	3,936	16,517

Diluted weighted average shares	5,938,185	5,932,648	5,933,255	5,944,081

Basic earnings per share	$0.04	$0.06	$0.16	$0.23

Diluted earnings per share	$0.04	$0.06	$0.16	$0.23

     Stock options of 437,548 and 388,700 shares for the three months ended September 30, 2003 and 2002, respectively, were not included in diluted earnings per share because their effects were anti-dilutive. For the nine months ended September 30, 2003 and 2002, stock options of 432,483 and 329,067, respectively, were not included in diluted earnings per share because their effects were anti-dilutive.

4. Stock-Based Compensation

     The Company sponsors a stock option and incentive plan for the benefit of its employees. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires companies electing not to expense stock options to provide the pro forma net income and earnings per share information not only annually, but also on a quarterly basis. No stock-based compensation costs are reflected in net income since all stock options were granted with an exercise price equal to the market price on the date of grant, consistent with the provisions of Accounting Principles Board (APB) 25.

     The following table illustrates the effect on net income and earnings per share had compensation costs for stock options been measured using SFAS No. 123:

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income
As reported	$217	$335	$926	$1,339
Pro forma	164	275	791	1,216
Basic earnings per common share
As reported	0.04	0.06	0.16	0.23
Pro forma	0.03	0.05	0.13	0.21
Diluted earnings per common share
As reported	0.04	0.06	0.16	0.23
Pro forma	0.03	0.05	0.13	0.20

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

New Store Openings

     The Company’s primary method of growth is through the opening of new store locations. New stores have a maturation period of approximately three years and generally are dilutive to earnings during the first year of operation as they build a customer base and develop a recurring revenue stream. The timing and performance of new store openings and the number of stores in various stages of the three-year maturation process will have an affect on quarterly comparisons. During the first nine months of 2003, the Company opened six stores (including two in the current quarter) and closed three stores, which were consolidated into existing Rainbow locations. There are no additional store openings planned for the remainder of 2003.

Results of Operations

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues
Rental revenue	94.4%	94.1%	94.2%	93.7%
Fees	2.7	2.9	2.6	2.8
Merchandise sales	2.9	3.0	3.2	3.5

Total revenues	100.0	100.0	100.0	100.0
Operating expenses
Merchandise costs	32.8	34.3	32.6	34.5
Store expenses
Salaries and related	26.2	24.9	25.7	24.1
Occupancy	9.8	10.4	9.7	9.6
Advertising	5.2	5.4	6.2	6.2
Other expenses	15.2	13.6	14.3	13.6

Total store expenses	56.4	54.3	55.9	53.5

Total merchandise costs and store expenses	89.2	88.6	88.5	88.0
General and administrative expenses	8.4	8.1	8.5	7.8
Amortization of intangible assets	0.2	0.2	0.2	0.2

Total operating expenses	97.8	96.9	97.2	96.0

Operating income	2.2	3.1	2.8	4.0
Interest expense	0.5	0.6	0.6	0.7
Other expense, net	0.2	0.2	0.2	0.2

Income from continuing operations, before income taxes	1.5	2.3	2.0	3.1
Income tax expense	0.6	0.8	0.8	1.2

Income from continuing operations	0.9	1.5	1.2	1.9
Loss on discontinued operations, net of tax	—	(0.1)	—	(0.1)

Net income	0.9%	1.4%	1.2%	1.8%

Comparison of Three Months Ended September 30, 2003 and 2002

     Total revenues from continuing operations increased $1.10 million, or 4.5%, to $25.44 million for the three months ended September 30, 2003, compared to $24.34 million for the comparable 2002 period. Revenue from comparable stores, or stores in operation the entire three month periods ended September 30, 2003 and 2002, increased $257,000, or 1.1%. The increase in comparable store revenue was primarily affected by the five stores opened during the first half of 2002 as these stores continued build their customer base. Comparable store revenue at stores opened prior to 2002 remained flat. The Company experienced an increase in average rental rates, primarily due to changes in product mix, which was partially offset by a decline in units on rent, namely air conditioners and discontinued accessory items. Revenue from the 11 stores opened after July 1, 2002 accounted for the remaining increase in revenue from continuing operations.

     Merchandise costs from continuing operations for the three months ended September 30, 2003 were flat at approximately $8.35 million compared to the prior year period; however, as a percentage of revenue, costs declined to 32.8% from 34.3% for the three months ended September 30, 2003 and 2002, respectively. The decrease was primarily the result of increased rental rates, lower costs of new merchandise and changes in product mix.

     Store expenses from continuing operations increased $1.13 million, or 8.6%, to $14.35 million for the three months ended September 30, 2003 compared to $13.22 million for the three months ended September 30, 2002. Store expenses associated with stores opened after July 1, 2002 (non-comparable stores) accounted for nearly 64%, or $721,000 of the increase. Comparable store salaries and related expenses increased $276,000, primarily due to increased wages as a result of additional store staffing and higher pay rates. Comparable other store expenses increased $416,000, which was attributable to increased inventory parts and repairs, and to a lesser extent, an increase in insurance expense due to higher premiums and increased vehicle claims. Comparable occupancy expense declined $219,000 due mainly to a lease buy-out and asset write-offs recorded during the third quarter of 2002 associated with the consolidation of a store. Comparable advertising expenses declined $62,000 due mainly to management’s decision during the second quarter of 2003 to utilize advertising spending that was earmarked for the third quarter of 2003. Store expenses from continuing operations totaled 56.4% and 54.3% of total revenue from continuing operations for the three months ended September 30, 2003 and 2002, respectively. Comparable store expenses as a percentage of comparable store revenue totaled 54.1% and 53.0% for the three months ended September 30, 2003 and 2002, respectively.

     General and administrative expenses increased $176,000, or 9.0% to $2.14 million for the three months ended September 30, 2003 compared to $1.96 million for the three months ended September 30, 2002. The increase in general and administrative expenses was primarily attributable to increased legal fees, corporate payroll and consulting fees totaling $45,000, $46,000 and $56,000, respectively. General and administrative expenses totaled 8.4% and 8.1% of total revenues from continuing operations for the three months ended September 30, 2003 and 2002, respectively.

     Income tax expense from continuing operations decreased $65,000 to $142,000 for the three months ended September 30, 2003, from $207,000 for the three months ended September 30, 2002, and was attributable to a decline in income from continuing operations.

Comparison of Nine Months Ended September 30, 2003 and 2002

     Total revenues from continuing operations increased $2.81 million, or 3.8%, to $76.96 million for the nine months ended September 30, 2003, compared to $74.15 million for the nine months ended September 30, 2002. Revenue increased $3.38 million from the 17 store openings since 2002, or the non-comparable stores. This was partially offset by a $589,000, or 0.8%, decline in revenue from comparable stores, or stores in operation the entire nine-month periods ended September 30, 2003 and 2002. The decline in comparable store revenue was mainly attributable to a decline in units on rent, which was largely offset by an increase in average rental rates, partly attributable to changes in product mix.

     Merchandise costs from continuing operations decreased $461,000, or 1.8%, to $25.10 million for the nine months ended September 30, 2003 compared to $25.56 million for the nine months ended September 30, 2002. As a percentage of revenue, merchandise costs declined to 32.6% from 34.5% for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily the result of increased rental rates and lower costs of new merchandise.

     Store expenses from continuing operations increased $3.36 million, or 8.5%, to $43.02 million for the nine months ended September 30, 2003 compared to $39.66 million for the nine months ended September 30, 2002. Store expenses associated with stores opened after January 1, 2002 (non-comparable stores) accounted for $2.45 million of the increase. Store expenses were also affected by an increase in comparable store salaries and related expenses totaling $806,000, which was due to increased staffing, wages and higher workers’ compensation premium costs. Comparable other store expenses increased $374,000, which was attributable to increased inventory parts and repairs, and to a lesser extent, an increase in insurance expense due to higher premiums and increased vehicle claims. A $170,000 decline in comparable occupancy expense partially offset the aforementioned increases and was mainly attributable to higher store closing costs during 2002, namely lease buy-outs and asset write-offs. Comparable advertising expenses modestly declined during 2003 compared to the previous year. Store expense from continuing operations totaled 55.9% and 53.5% of total revenue from continuing operations for the nine months ended September 30, 2003 and 2002, respectively. Comparable store expenses as a percentage of comparable store revenue totaled 54.0% and 52.2%, respectively, for the nine months ended September 30, 2003 and 2002.

     General and administrative expenses increased $767,000, or 13.2%, to $6.56 million for the nine months ended September 30, 2003 compared to $5.79 million for the nine months ended September 30, 2002. The increase in general and administrative expenses was partially attributable to $329,000 in severance costs associated with the departure of the Company’s Chief Operating Officer in May 2003, as well as costs related to reorganizing and training the Company’s regional and store managers, higher corporate payroll due mainly to additional personnel, and an increase in consulting fees. General and administrative expenses totaled 8.5% and 7.8% of total revenues from continuing operations for the nine months ended September 30, 2003 and 2002, respectively.

     Interest expense decreased $53,000 comparing the nine months ended September 30, 2003 and 2002 due to lower average outstanding debt.

     Income tax expense from continuing operations decreased $319,000 to $605,000 for the nine months ended September 30, 2003, from $924,000 for the nine months ended September 30, 2002, and was attributable to a decline in income from continuing operations. The Company’s effective tax rate was 39.5% for both the nine months ended September 30, 2003 and 2002.

Liquidity and Capital Resources

     The Company’s primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations and borrowings.

     For the nine months ended September 30, 2003 and 2002, cash provided by operating activities totaled $5.28 million and $6.20 million, respectively. The decrease in cash provided by operations was primarily affected by increased purchases of rental purchase merchandise and a decline in income from operations, which was partially offset by changes in accounts payable (due mainly to the timing of inventory purchases) and federal tax refunds. Cash used in investing activities totaled $2.06 million and $2.22 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash used in investing activities was primarily due to acquisitions of customer accounts in 2002, which was partially offset by an increase in property and equipment purchases in 2003. Cash used in financing activities totaled $4.05 million and $4.24 million for the nine months ended September 30, 2003 and 2002, respectively. This change was mainly attributable to loan fees paid during 2002, partially offset by higher reductions in debt during 2003 compared to 2002.

     In January 2002, the Company refinanced its debt with a $25.0 million revolving loan agreement (the “Credit Facility”) that matures in January 2005. A borrowing base ($12.4 million at September 30, 2003) measured against rental purchase merchandise limits borrowings under the Credit Facility to 32% of rental purchase inventory, less outstanding letters of credit, which totaled $2.9 million at September 30, 2003. Excess availability was approximately $6.0 million at September 30, 2003. The agreement requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The agreement also contains non-financial covenants that limit actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases.

     The Company opened six stores (two stores each in three new markets) during 2003. The Company does not plan to open additional stores during the remainder of 2003. The Company believes it will continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available to the Company.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The application of this Interpretation does not presently have an effect on the Company’s financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The application of this Statement does not have an effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity, which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts, written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement does not presently have an effect on the Company’s financial position or results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes in information about market risk from that provided in the 2002 Annual Report on Form 10-K.

Item 4: Disclosure Controls and Procedures

     The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer for the quarter ended September 30, 2003. The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
RAINBOW RENTALS, INC.
SEPTEMBER 30, 2003

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 – CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K

Report on Form 8-K dated July 30, 2003 to report the results of operations for the three and six months ended June 30, 2003.

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW RENTALS, INC. (Registrant)

/s/ WAYLAND J. RUSSELL Wayland J. Russell, Chairman and Chief Executive Officer (Principal Executive Officer) Date: November 13, 2003

/s/ MICHAEL A. PECCHIA Michael A. Pecchia, Chief Financial Officer (Principal Financial and Accounting Officer) Date: November 13, 2003