Form 10-K
period 2003-12-31
RAINBOW RENTALS INC
filed 2004-03-05
CIK 1058441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended: December 31, 2003

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

                                  330-533-5363
                                  ------------
              (Registrant's telephone number, including area code)

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $12.3 million at June 30, 2003. The number of common shares outstanding at March 1, 2004 was 5,931,819.

                              RAINBOW RENTALS, INC.

                                      INDEX

                                                 PART I
Item 1.      Business                                                                                   3
Item 2.      Properties                                                                                10
Item 3.      Legal Proceedings                                                                         10
Item 4.      Submission of Matters to a Vote of Security Holders                                       10

                                                 PART II

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters                      11
Item 6.      Selected Financial Data                                                                   12
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations     13
Item 7a.     Quantitative and Qualitative Disclosures About Market Risk                                20
Item 8.      Financial Statements and Supplementary Data                                               20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      20
Item 9A.     Controls and Procedures                                                                   20

                                                PART III

Item 10.     Directors and Executive Officers of the Registrant                                        21
Item 11.     Executive Compensation                                                                    22
Item 12.     Security Ownership of Certain Beneficial Owners and Management                            25
Item 13.     Certain Relationships and Related Transactions                                            26
Item 14.     Principal Accountant Fees and Services                                                    26

                                                 PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                           27

Signatures                                                                                             44

                                     PART I

FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-K, other than those concerning historical information, or, in future filings by Rainbow Rentals, Inc. with the Securities and Exchange Commission (SEC), in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements use such words as "may", "will", "should", "expects", "plans", "anticipates", "estimates", "believes", "thinks", "continues", "indicates", "outlook", "looks", "goals", "initiatives", "projects", or variations thereof. Forward-looking statements are based on management's current beliefs and assumptions regarding future events and operating performance and speak only as of the date made. These statements are likely to address the Company's growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. Forward-looking statements are subject to a number of risks, uncertainties and other factors, many of which are outside the control of the Company that could cause the Company's actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks associated with the proposed merger ("Merger") with a subsidiary of Rent-A-Center, Inc., general economic conditions; failure, in the event the Merger does not occur, to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with development, implementation and execution of new business processes, procedures and programs; greater than expected expenses associated with the Company's activities; and the effects of new accounting standards. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available, at no charge, at www.sec.gov and through the Company's web site at www.rainbowrentals.com. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

GENERAL

         Founded in 1986 with six stores, the Company, as of December 31, 2003, operated 125 rental-purchase stores under the Rainbow Rentals trade name in Connecticut, Georgia, Indiana, Kentucky, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company has opened 105 of these 125 locations, with the balance of the locations having been acquired. The Company offers quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 30 months). Customers have the option to return the merchandise at any time without further obligation and also have the option to purchase the merchandise at any time during the rental term.

         During 2003, Rainbow opened 6 new stores (all in new markets) and consolidated three stores into existing locations. In 2004 through the date of this report, Rainbow consolidated one store into an existing location.

         On February 4, 2004 the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Rent-A-Center, Inc., (RAC) the industry's largest rent-to-own operator. Under the terms of the Merger Agreement, which is expected to close during the second quarter of 2004, RAC will acquire 100% of the outstanding stock of the Company for a purchase price of $16.00 per share. Pursuant to such Merger Agreement, the Company will not open any stores until the time the Merger is consummated or the agreement is terminated.

INDUSTRY OVERVIEW

         The rental-purchase industry provides an alternative to traditional retail installment sales, appealing to individuals with a need for acquiring the use of household products who cannot afford a cash purchase, may be unable to qualify for credit, and are unwilling or unable to wait until they can save for a purchase. Others may value the flexibility and services offered by the rental transaction, which allows for the return of merchandise at any time without obligation for further payments. In addition, the industry serves customers having short-term needs or seeking to try products, such as computers, before committing to purchase them. Rental-purchase transactions include delivery and pick-up service as well as a repair warranty.

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

         According to its 2003 Rental-Purchase Industry Survey, the Association of Progressive Rental Organizations (APRO), the industry's trade association, estimates there are approximately 8,300 rent-to-own stores in the United States. According to APRO, industry-wide revenues were approximately $6.0 billion in 2002, the latest year for which statistics are available. APRO also estimates there were approximately 2.9 million households served during 2002. Management believes the industry's four largest public companies currently operate approximately 4,650 stores, or 56% of the total rental-purchase stores in operation.

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

RISK FACTORS

         Risk Associated with delay in completion of the Merger, or Termination of Merger Agreement. During the transition period until the Merger is completed or terminated, the Company's ability to attract and retain key personnel could be impaired due to the uncertainty involved with the transaction and associates' concern about job security. However, to mitigate this risk, the Company has implemented severance agreements and stay bonus agreements for key personnel who stay with the Company that will be vested and paid when the Merger is completed. Moreover, the Merger Agreement contains customary restrictions on the Company's ability to operate the business pending completion of the Merger, which includes delaying implementation of the Company's strategic plan. If the merger is not consummated, such delay, as well as the legal, accounting, investment banking and other fees incurred in connection with the transaction could have an adverse impact on the Company's operating results.

         Risk Associated with the Rental-Purchase Business. The operating success of the Company, like other participants in the rental-purchase industry, depends upon a number of factors. These factors include the ability to maintain and increase the number of units on rent, the collection of the rental payments when due and the control of inventory and other costs. In addition, the failure of the Company's management information systems to monitor the stores, the failure of the Company's operational internal audit personnel to adequately detect any problems with a store, or the failure of store managers to follow operating guidelines, could have a material adverse affect on the Company's business, financial condition or results of operations. The rental-purchase industry is also affected by changes in consumer confidence, preferences and attitudes, as well as general economic factors. Failure to respond to changing market trends could adversely affect the Company's business, financial condition or results of operations. In addition, the failure of the Company to react to changes in consumer preferences and technological advancements could adversely affect the value of the Company's inventory and the Company's business, financial condition or results of operations.

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

         Government Regulation. The Company believes there are 47 states that have enacted laws specifically regulating rental-purchase transactions, including all of the states in which the Company operates. These laws generally require certain contractual and advertising disclosures and also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event a rental-purchase agreement is terminated. If the Company acquires or opens new stores in states in which it does not currently operate, the Company will become subject to the rental-purchase laws of such states, if any. Furthermore, there can be no assurance that new or revised rental-purchase laws will not have a material adverse affect on the Company's business, financial condition and results of operations.

         No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. Currently, the industry has sponsored two bills that have been introduced in Congress. Both bills would amend the Consumer Credit Protection Act to include favorable treatment of rental-purchase contracts. The Senate version (S.884), which has 21 co-sponsors, has been referred to the Committee on Banking, Housing and Urban Affairs. The House version (H.R. 996) also has 82 co-sponsors and has been referred to the Committee on Financial Services. There is no assurance that either bill will be enacted.

         Expansion Risks. The inability of the Company to execute its expansion plans, make new stores profitable or improve the profitability of acquired stores could have a material adverse affect on the Company's business, financial condition and results of operations. Accomplishing the Company's expansion plans will depend on a number of factors, the most important of which is the Company's ability to hire, train and retain managers and other personnel who satisfy the Company's standards for performance, professionalism and service. Other risk factors associated with the opening of new stores, some of which are beyond the control of the Company, include: locating and obtaining acceptable sites, securing favorable financing, obtaining necessary zoning or other regulatory approvals, avoiding unexpected delays in opening due to construction delays or the failure of vendors to deliver equipment, fixtures or rental-purchase merchandise, incurring significant start-up costs before the viability of the stores is established and integrating new stores into the Company's systems and operations. Generally, new stores operate at a loss for up to 12 months after opening. There can be no assurance that future new stores will obtain profitability in the expected time frame, if at all. In addition, the Company's growth strategy will place significant demands on the Company's management. With respect to acquisitions, there can be no assurance that the Company will be able to locate or acquire suitable acquisition candidates, or that any operations, once acquired, can be effectively and profitably integrated into the Company's existing operations. Additionally, acquisitions may negatively impact the Company's operating results, particularly during the period immediately following an acquisition. The Company may acquire operations that are unprofitable or have inconsistent profitability.

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

         Litigation. Due to the consumer-oriented nature of the rental-purchase industry and the application of certain laws and regulations, industry participants may be named as defendants in litigation alleging violations of state laws and regulations and consumer tort law, including fraud. Many of these actions involve alleged violations of consumer protection laws. While the Company currently has no material litigation pending, in the event a significant judgment is rendered in the future against the Company or others within the rental-purchase industry in connection with any such litigation, such judgment could have a material adverse affect on the Company's business, financial condition or results of operations.

OPERATING STRATEGY

         The following narrative of the Company's Operating Strategy is based upon the assumption that the Company will continue as a stand-alone entity and the Merger will not occur. If the Merger does occur, it is possible RAC will modify or change the Company's operating strategy.

         During the fourth quarter of 2003, the Company completed a strategic planning process that identified several key initiatives to support the Company's core operating strategy of operating high volume, high profit store locations. These initiatives are aimed at improving the Company's competitive position by i) increasing customer retention; ii) increasing new customers per store; and iii) increasing revenue and profit per customer. The strategic process also identified the need for the Company to accelerate its growth plan in order to achieve economies of scale in areas such as advertising and purchasing as well as leveraging its corporate infrastructure. Prior to the implementation of any of these initiatives, on February 4, 2004, the Company entered into the Merger Agreement with RAC mentioned in the "General" section above. If the Merger

Agreement is terminated, the Company will implement its strategic plan and will disclose the details of such plan in a subsequent filing with the Securities and Exchange Commission.

         The Company's operating strategy is to operate high volume store locations with core stores (stores opened three or more years) averaging a minimum of $1.0 million in annual revenue in conjunction with generating store level operating income ranging from 20% to 22%. Annual revenues from continuing operations per store, including core and non-core stores, were approximately $821,000 during 2003, which management believes is one of the highest in the industry. The Company anticipates executing its strategy by maintaining a high Average Monthly Rental Rate (AMRR) on its rental-purchase agreements, a high number of customers per store and a high level of customer referrals and repeat business, all accompanied by a low level of delinquencies. The Company seeks to achieve these objectives by applying its "More, Better, Different" philosophy to its customers and associates by utilizing the following operating techniques.

                    Customer Service. Management believes the rental-purchase
                  industry is a neighborhood business built on the relationship between the customer and store personnel. Beginning with the store manager and ending with the account manager, the Company's customer service policy is to treat all customers at all times with "Respect and Dignity". Bilingual associates are employed in many stores to serve the needs of Spanish-speaking customers and regional managers handle all customer service calls directly to ensure prompt follow-up and dispute resolution. In addition, the Company focuses on customer convenience by locating stores on main arteries near national discount retailers or grocery stores and by setting renewal payment dates based on the customer's wage or other income schedule. By not imposing many of the fees that are standard in the industry, such as club, waiver, processing and delivery fees, the Company enables its customers to afford higher quality merchandise with additional features and benefits.

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

                    Store Environment. The Company believes it is essential that its stores provide an appealing and attractive shopping environment while conveying a sense of quality, safety and convenience. Company stores are generally located on main arteries, near residential or commercial areas and in strip shopping centers near national discount retailers or grocery stores. The Company generally maintains a uniform store size (4,750 square feet, on average), color scheme, store layout and display signs. Stores are intended to provide an appealing retail environment and are modeled to resemble a quality furniture and electronics showroom.

                    Experienced Associates. The Company's operations and
                  profitability are largely dependent on the services of its store-level personnel, senior management and executive officers (collectively, the "associates"). The Company's regional managers and store managers have extensive experience in the industry and have worked with the Company for an average of approximately 12 and five years, respectively (excluding managers from newly opened and acquired stores). The Company's executive officers have over 80 combined years in the rental-purchase industry and the CEO and President co-founded the Company in 1986. The Company attempts to attract and retain its quality associates through compensation and benefits that meet or exceed industry averages and through various ongoing proprietary training programs. Management believes its associate development programs enhance the Company's operations by ensuring conformity to established operating standards, reducing associate turnover, enhancing associate productivity and improving associate morale.

                    Management. The Company's management approach provides store managers with a certain degree of autonomy and accountability. Within guidelines set by the Company, store managers are responsible for developing customer relationships, managing customer service, maintaining appropriate levels, quality and mix of merchandise inventory and meeting operational benchmarks. The Company supports its structure with strong regional supervision, management information systems, operational audit procedures, operating guidelines and experienced associates.

                    As the Company continues to grow, a key element to ensure
                  the quality of its store operations is the Regional Management team. Currently, the Company employs 12 regional managers and one regional vice president, who are generally promoted from within the Company. Regional managers generally live within their geographic area to reduce travel time and expense. Senior management is able to stay in touch with store operations through regular communication with the regional managers by either telephone conferences or quarterly meetings. Management intends on maintaining an average region size of approximately 10 stores.

GROWTH STRATEGY

         During the fourth quarter of 2003, the Company completed a strategic planning process that identified the need for the Company to pursue an aggressive strategic growth plan, which proposed both organic growth and an aggressive acquisition strategy. Prior to the implementation of any of the initiatives of the strategic plan, the Company entered into a Definitive Agreement and Plan of Merger with Rent-A-Center, Inc. on February 4, 2004, mentioned in the "General" section above. If the merger does not occur, the Company will implement its strategic plan and will disclose the details of such plan in a subsequent filing with the Securities and Exchange Commission.

STORES

         As of December 31, 2003, Rainbow operated 125 stores in fifteen states, as set forth in the following table:

                Location                    Number of Stores
                --------                    ----------------
                Ohio                                27
                Pennsylvania                        22
                Massachusetts                       11
                Michigan                            11
                South Carolina                       8
                Tennessee                            8
                Connecticut                          7
                North Carolina                       7
                Virginia                             7
                New York                             5
                Kentucky                             4
                Rhode Island                         3
                Indiana                              2
                Maryland                             2
                Georgia                              1

         Rainbow's primary method of growth is through the opening of new store locations. New stores have a maturation period of approximately three years and are generally dilutive to earnings for the first 12 months as the Company builds a customer base and develops a recurring revenue stream. If the Merger with RAC does not occur, Rainbow plans to open approximately five additional stores during 2004.

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

         As of December 31, 2003, rental-purchase agreements for home electronics accounted for approximately 33%; furniture accounted for 35%; appliances accounted for 19%; and computers accounted for 13% of the Company's total units on rent.

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

         The Company advertises in both English and Spanish to reach the diverse segments of its customer base. Advertising focuses on things such as superior customer service, quality name brand products, the ease of a hassle-free ordering process, and promotional offers. Some of the supporting elements to these concepts include a toll-free phone number that automatically connects the caller with the store nearest them, a website for online ordering and information about products and locations, and a toll-free number to a customer service representative who forwards messages directly to one of the Company's regional managers who answers questions and resolves problems.

         Direct mail is employed to target specific households that match up with the established demographics of our customer base. These programs are tailored to both active customers at various points in their rental life cycle, and to inactive customers to encourage them to again enjoy the products and services the Company has to offer. In addition, the Company holds "customer appreciation" events at its store locations during various times of the year to foster better customer relations.

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

CUSTOMER SERVICE AND MANAGEMENT

         In addition to the enjoyment of quality products, customers are afforded many services provided by well-trained customer management personnel who treat customers with "Respect and Dignity". The Company does not impose many of the fees standard in the industry, such as waiver fees, club fees, processing or delivery fees, and provides additional services under the rental-purchase agreement at no additional cost. Such services include delivery and installation, product training, maintenance to ensure the product continues to perform, "loaner" merchandise if a product is being serviced, and pick-up service to return the merchandise, if requested. Rental income represented 94.3% of the Company's total revenue in 2003 with an additional 3.1% in merchandise sales. In addition, customers are able to upgrade products, reinstate a previously terminated agreement and are given free service for a reasonable period, generally 90 days, beyond the rental term.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company has operated its current internal network for a number of years, which is a Windows NT 4.0 based environment supporting approximately 40 local users and 140 remote users. The Company utilizes a proprietary Windows based point-of-sale system to support its store operations. The system provides store managers with all of the relevant store-level financial and operational data as well as individual profiles on each store's customers. This same data is also readily available to senior management for performance and trend analysis.

COMPETITION

         The rental-purchase industry is highly competitive. The Company competes with other national, regional and local rental-purchase businesses, as well as rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, the Company competes with department stores, consumer electronic stores and discount stores. The Company's three largest competitors, Rent-A-Center, Inc., Rent-Way, Inc., and Aaron Rents, Inc., have greater financial and operating resources and name recognition than Rainbow.

PERSONNEL

         As of March 2004, the Company had approximately 872 associates of which 653 of them were full-time. Approximately 45 associates are located at the Company's corporate headquarters in Canfield, Ohio. None of the Company's associates are represented by a labor union. Management believes its relations with its associates are good.

GOVERNMENT REGULATION

         The Company believes there are 47 states that have legislation regulating rental-purchase transactions. The Company's policy is to operate in states where there is an absence of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a material adverse affect on the Company. No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. See Government Regulation under Risk Factors.

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

ITEM 2.  PROPERTIES

         The Company leases all of its stores under operating leases that expire at various times through 2010. Store leases generally provide for fixed monthly rental payments, plus payment for real estate taxes, insurance and common area maintenance. Most of these leases contain renewal options for additional periods ranging from three to five years at rates generally adjusted for increases in the cost of living. There is no assurance the Company can renew the leases that do not contain renewal options,or if it can renew them, that the terms will be favorable to the Company. Store sizes range from approximately 3,200 to 9,830 square feet, and average approximately 4,750 square feet. Management believes suitable store space is generally available for lease and the Company would be able to relocate any of its stores without significant difficulty should it be unable or unwilling to renew a particular lease. Management also believes additional store space is available to meet the requirements of its new store opening program.

         The Company leases its corporate office located at 3711 Starr Centre Drive, Canfield, Ohio from a corporation owned by two of its executive officers and a former officer (see "Related Party Transactions"). The corporate office consists of approximately 10,000 square feet and is leased through January 31, 2006, however, in the event the Merger is consummated, the lease will terminate 90 days after the effective date of the Merger. In 2003, the rental amount was $130,000. The Company believes the rental is at market rate and the other provisions of the lease are on terms no less favorable to the Company than could be obtained from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes the amount of any ultimate liability with respect to these actions will not have a material adverse affect on the Company's liquidity, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The common stock of Rainbow Rentals, Inc. trades on The Nasdaq Stock Market under the symbol "RBOW". As of March 1, 2004, there were 5,931,819 shares outstanding held by approximately 90 shareholders of record. The Company believes there are approximately 300 persons or entities holding stock in nominee or street name through various brokerage firms or other institutional holders.

         The following table shows the quarterly high and low trade prices of the common shares for the years ended 2003 and 2002.

                                               2003                2002
                                        -----------------   -----------------
                                          High      Low       High      Low
                                        -------   -------   --------  -------
Quarter ended March 31                  $  6.04   $  4.05   $   8.25  $  6.25
Quarter ended June 30                      6.13      4.93      10.24     6.56
Quarter ended September 30                 6.85      5.40       7.24     4.35
Quarter ended December 31                  8.31      6.05       7.47     4.26

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2003, regarding shares outstanding and available for issuance under the Company's existing stock option plan:

                                                (a)                              (b)                              (c)
                                   ------------------------------------------------------------------------------------------------
                                     Number of securities to be
                                      issued upon exercise of         Weighted average exercise          Number of securities
                                   outstanding options, warrants    price of outstanding options,    remaining available for future
           Plan category                     and rights                  warrants and rights                   issuance
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                  583,034                     $            7.95                     10,882

Equity compensation plans
not approved by security holders                    -                                     -                          -
                                              -------                     -----------------                     ------
Total                                         583,034                     $            7.95                     10,882
                                              =======                     =================                     ======

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2003, are derived from the financial statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and the related notes thereto included elsewhere in this annual report.

                                                                           Year Ended December 31,
                                                    ------------------------------------------------------------------
                                                       2003          2002          2001          2000         1999
                                                    ----------    ----------    ----------    ----------    ----------
                                                             (Dollars in thousands, except per share amounts)
Statement of Income Data:
    Revenues
        Rental revenue                              $   96,826    $   93,239    $   88,770    $   86,099    $   75,932
        Fees                                             2,679         2,728         2,697         2,849         2,639
        Merchandise sales                                3,168         3,300         3,088         2,947         2,287
                                                    ----------    ----------    ----------    ----------    ----------
                    Total revenues                     102,673        99,267        94,555        91,895        80,858
    Operating expenses
        Merchandise costs                               33,346        33,995        33,310        30,775        26,758
        Store expenses
               Salaries and related                     26,849        24,393        22,713        21,774        18,374
               Occupancy                                10,022         9,480         8,607         7,464         6,027
               Advertising                               6,884         6,167         5,928         4,430         3,662
               Other expenses                           14,397        13,494        13,258        12,388        10,719
                                                    ----------    ----------    ----------    ----------    ----------
                    Total store expenses                58,152        53,534        50,506        46,056        38,782
                                                    ----------    ----------    ----------    ----------    ----------
                    Total merchandise costs and
                      store expenses                    91,498        87,529        83,816        76,831        65,540
        General and administrative expenses              8,765         7,706         7,160         6,340         5,176
        Amortization of goodwill and noncompete
          agreements                                       160           175           689           608           456
                                                    ----------    ----------    ----------    ----------    ----------
                    Total operating expenses           100,423        95,410        91,665        83,779        71,172
                                                    ----------    ----------    ----------    ----------    ----------
                    Operating income                     2,250         3,857         2,890         8,116         9,686
    Interest expense                                       570           632           689           933           697
    Other expense, net                                     227           228           227           284           361
                                                    ----------    ----------    ----------    ----------    ----------
                    Income from continuing
                      operations, before income
                      taxes                              1,453         2,997         1,974         6,899         8,628
    Income taxes                                           574         1,184           800         2,794         3,580
                                                    ----------    ----------    ----------    ----------    ----------
                    Income from continuing
                      operations                           879         1,813         1,174         4,105         5,048
    Discontinued operations
        Loss from operations of discontinued
          store including loss on disposal,
          net of tax                                         -          (172)            -             -             -
                                                    ----------    ----------    ----------    ----------    ----------
                    Net income                      $      879    $    1,641    $    1,174    $    4,105    $    5,048
                                                    ==========    ==========    ==========    ==========    ==========
                    Basic and diluted earnings
                      per common share from
                      continuing operations         $     0.15    $     0.31    $     0.20    $     0.69    $     0.85
                                                    ==========    ==========    ==========    ==========    ==========
                    Basic and diluted earnings
                      per common share              $     0.15    $     0.28    $     0.20    $     0.69    $     0.85
                                                    ==========    ==========    ==========    ==========    ==========
        Weighted average common shares
          outstanding:
               Basic                                 5,929,435     5,928,006     5,925,735     5,925,735     5,925,735
               Diluted                               5,940,598     5,940,606     5,940,999     5,930,157     5,930,887

    Pro forma net income data:
        Net income as reported                      $      879    $    1,641    $    1,174    $    4,105    $    5,048
        Pro forma adjustment for goodwill
           amortization, net                                 -             -           312           287           212
                                                    ----------    ----------    ----------    ----------    ----------
        Pro forma net income                        $      879    $    1,641    $    1,486    $    4,392    $    5,260
                                                    ==========    ==========    ==========    ==========    ==========
    Pro forma basic and diluted income per
        common share                                $     0.15    $     0.28    $     0.25    $     0.74    $     0.89
                                                    ==========    ==========    ==========    ==========    ==========
Operating Data:
    Stores open at end of period                           125           122           113           110            92
    Comparable store revenue growth (1)                   (1.0%)         1.4%         (4.3%)         1.7%          4.4%

(1) Comparable store revenue growth is the percentage increase (decrease) in revenue from the same number of stores over a two-year period. Only stores that have been open 12 months in both periods are included in the comparison.

                                                              Year Ended December 31,
                                            -----------------------------------------------------------
                                              2003         2002         2001         2000       1999
                                            --------     --------     --------    ---------   ---------
                                                               (Dollars in thousands)
Balance Sheet Data:
         Rental-purchase merchandise, net   $ 40,545     $ 39,342     $ 39,330    $  36,545   $  33,042
         Total assets                         63,651       60,913       60,121       58,429      50,324
         Total long-term debt                  6,154        7,550        9,440       12,340      10,522
         Total liabilities                    23,930       22,088       22,956       22,438      18,438
         Shareholders' equity                 39,721       38,825       37,165       35,991      31,886

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in the understanding of the Company's financial position as of December 31, 2003 and 2002 and results of operations for the years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with the Company's financial statements and notes thereto included herein.

GENERAL

         At December 31, 2003, the Company operated 125 rental-purchase stores in 15 states, providing quality, name brand, durable merchandise, including home electronics, furniture, appliances and computers. Generally, rental-purchase merchandise is rented to individuals under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments (ranging from 12 to 30 months). Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

RECENT DEVELOPMENTS

         On February 4, 2004 the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Rent-A-Center, Inc., (RAC) the industry's largest rent-to-own operator. Under the terms of the Merger Agreement, which is expected to close during the second quarter of 2004, RAC will acquire 100% of the outstanding stock of the Company for a purchase price of $16.00 per share.

CRITICAL ACCOUNTING POLICIES

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

         On an on-going basis, the Company evaluates its estimates and judgments. The Company bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. The results of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant estimates and assumptions are reviewed by management on a quarterly basis and required adjustments are recorded, if necessary

         A critical accounting policy is one that is both important to the portrayal of the Company's financial condition and results of operations and requires management to make estimates about the effects of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its financial statements:

               - Rental-purchase merchandise, including depreciation and impairment;

               -  Revenue recognition;

               -  Accounting for income taxes;

               -  Valuation of long-lived and intangible assets; and

               -  Valuation of goodwill

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

         Revenue recognition. Merchandise is rented to customers pursuant to rental-purchase agreements, which generally provide for weekly or monthly rental terms. Rental revenue is recognized over the lease term. Deferred revenue is recognized for cash received for which revenue is not yet earned. A customer may elect to renew the rental-purchase agreement for a specified number of continuous terms and has the right to acquire title either through payment of all required rentals or through an early purchase option. Amounts received from such early purchase options, as well as sales of new and used merchandise available for rent in the stores, are included in merchandise sales.

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

         Valuation of long-lived and intangible assets. The Company assesses the impairment of identifiable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include the following:

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

         The Company is required to test all existing goodwill for impairment annually on a "reporting unit" basis. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of the respective goodwill are established using comparative market multiples, namely a combination of the Company's market capitalization and average monthly revenues. Should the Company's stock price and/or average monthly revenues fall such that the carrying amount of goodwill would not be recoverable, an impairment loss would be recognized. During the fourth quarter of 2003, we performed an impairment assessment of our goodwill, and determined that no impairment existed.

COMPONENTS OF INCOME AND EXPENSES

         Revenues. The Company collects rental renewal payments in advance, under weekly, biweekly, semi-monthly and monthly rental-purchase agreements. Rental revenue is recognized over the lease term. Fees include amounts for reinstatement of expired agreements and amounts for in-home collection. Fees are recognized when earned. Rental-purchase agreements generally include an early purchase option. Merchandise sales include amounts received upon sales of merchandise pursuant to such early purchase options and upon the sale of new or used rental merchandise. These amounts are recognized as revenue when the merchandise is sold.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                     2003       2002       2001
                                                                     ----       ----       ----
Revenues
     Rental revenue                                                  94.3%      93.9%      93.9%
     Fees                                                             2.6        2.8        2.8
     Merchandise sales                                                3.1        3.3        3.3
                                                                    -----      -----      -----
               Total revenues                                       100.0      100.0      100.0
Operating expenses
     Merchandise costs                                               32.5       34.2       35.2
     Store expenses
          Salaries and related                                       26.1       24.6       24.0
          Occupancy                                                   9.8        9.5        9.1
          Advertising                                                 6.7        6.2        6.3
          Other expenses                                             14.0       13.6       14.0
                                                                    -----      -----      -----
               Total store expenses                                  56.6       53.9       53.4
                                                                    -----      -----      -----
               Total merchandise costs and store expenses            89.1       88.1       88.6
General and administrative expenses                                   8.5        7.8        7.6
Amortization of goodwill and noncompete agreements                    0.2        0.2        0.7
                                                                    -----      -----      -----
               Total operating expenses                              97.8       96.1       96.9
                                                                    -----      -----      -----
               Operating income                                       2.2        3.9        3.1
Interest expense                                                      0.6        0.6        0.7
Other expense, net                                                    0.2        0.2        0.2
                                                                    -----      -----      -----
               Income from continuing operations, before income
                 taxes                                                1.4        3.1        2.2
Income taxes                                                          0.5        1.2        0.9
                                                                    -----      -----      -----
               Income from continuing operations                      0.9        1.9        1.3
Loss on discontinued operations, net of tax                             -       (0.2)         -
                                                                    -----      -----      -----
               Net income                                             0.9        1.7        1.3
Pro forma adjustment for goodwill amortization, net of tax              -          -        0.3
                                                                    -----      -----      -----
               Pro forma net income                                   0.9        1.7        1.6
                                                                    =====      =====      =====

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND
2002

         Total revenues increased $3.4 million, or 3.4%, to $102.7 million for the year ended December 31, 2003 compared to $99.3 million for the year ended December 31, 2002. Revenue from comparable stores, or stores in operation for each of the entire years ended December 31, 2003 and 2002, decreased $1.0 million, or 1.0%. This decrease was primarily attributable to a 4.9% decline in average units on rent due largely to management's decision to discontinue rentals of accessory items in 2003, which are less profitable than regular rental purchase merchandise items. Average accessory units on rent at comparable stores fell 27.8% during 2003, and, to a lesser extent, average regular units on rent fell 1.4%. Collection performance at comparable stores declined 44 basis points. Partially offsetting the declines in comparable units on rent and collection performance was a 1.25% increase in average price per unit charged to customers on regular rental purchase merchandise. Revenues from stores opened during 2002 increased $3.8 million as these stores continued to build their customer base. Revenues from the six stores opened during 2003 totaled $656,000.

         Merchandise costs decreased $649,000, or 1.9%, to $33.3 million for the year ended December 31, 2003 compared to $34.0 million for the year ended December 31, 2002. Comparable store merchandise costs declined $2.3 million, or 6.8%, which was partially offset by an increase in merchandise costs for stores opened in 2002 and 2003. As a percentage of revenue, merchandise costs declined to 32.5% from 34.2% for the years ended December 31, 2003 and 2002, respectively. The decrease in merchandise costs as a percentage of revenues is attributable to better pricing on the purchase of rental merchandise and, to a lesser extent, an increase in average rental rates.

         Store expenses increased $4.6 million, or 8.6%, to $58.1 million for the year ended December 31, 2003 compared to $53.5 million for the year ended December 31, 2002. Store expenses associated with stores opened after January 1, 2002 (non-comparable stores) accounted for $3.1 million, or nearly 68% of the increase. Store expenses were also affected by an increase in comparable store salaries and related expenses totaling $1.0 million, which was attributable to increased wages (primarily staffing), higher workers' compensation costs, and, to a lesser extent, an increase in group insurance costs due to higher self-insurance claims, primarily in the fourth quarter of 2003. Advertising and other store expenses at comparable stores increased $350,000 and $352,000, respectively. Advertising increased primarily in the fourth quarter of 2003 in an attempt to increase customer traffic. The increase in other store expenses was due to higher inventory repairs, in addition to increases in insurance premiums and vehicle claims. Comparable store occupancy expense declined $226,000 predominantly due to a lease buy-out and asset write-offs recorded during 2002 associated with the consolidation of a store. Store expenses totaled 56.6% and 53.9% of total revenue for the years ended December 31, 2003 and 2002, respectively. Comparable store expenses as a percentage of comparable store revenue totaled 54.9% and 52.6% for the years ended December 31, 2003 and 2002, respectively.

         General and administrative expenses increased $1.1 million, or 13.7%, to $8.8 million for the year ended December 31, 2003 compared to $7.7 million for the year ended December 31, 2002. The increase in general and administrative expenses was partially attributable to $329,000 in severance costs associated with the departure of the Company's Chief Operating Officer in May 2003. Also contributing to the increase were higher payroll-related costs totaling $409,000, which included reorganizing and training the Company's regional and store managers, higher corporate payroll due primarily to additional personnel, and severance costs related to closing the Company's construction department during the fourth quarter of 2003. Other increases included $100,000 in consulting fees, primarily due to strategic planning initiated during the fourth quarter of 2003, and $66,000 in higher director and officer insurance premiums. General and administrative expenses totaled 8.5% and 7.8% of total revenues for the years ended December 31, 2003 and 2002, respectively.

         Interest expense decreased $62,000 comparing the years ended December 31, 2003 and 2002, due to lower average outstanding debt.

     Income tax expense decreased $610,000 to $574,000 for the year ended December 31, 2003 from $1.2 million for the year ended December 31, 2002, and was attributable to a decline in income from operations. The Company's effective tax rate was 39.5% for both the years.

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

         General and administrative expenses from continuing operations increased $546,000, or 7.6%, to $7.7 million for the year ended December 31, 2002 from $7.2 million for the year ended December 31, 2001. The increase in general and administrative expenses from continuing operations was mostly attributable to higher costs associated with the Company's manager trainee program due to both new store openings and preparing potential managers for future store openings and replacements. In addition, higher regional manager compensation and increased legal costs contributed to the increase. General and administrative expenses increased to 7.8% from 7.6% of revenues, respectively, comparing the years ended December 31, 2002 to December 31, 2001 due to slower revenue growth than anticipated.

         Interest expense decreased $57,000 comparing the years ended December 31, 2002 to 2001, and was due to lower average outstanding debt and lower interest rates during 2002.

         Income tax expense from continuing operations increased $384,000 from $800,000 for the year ended December 31, 2001 to $1.2 million for the year ended December 31, 2002. This increase was attributable to an increase in income from continuing operations, but was partially offset by a decline in the Company's effective tax rate to 39.5% for 2002 from 40.5% for 2001 due to a higher proportion of state taxable income in states with lower income tax rates.

         During the fourth quarter of 2002, the Company sold an under-performing store, which was accounted for as a discontinued operation. Loss from discontinued operations totaled $172,000, net of an income tax benefit and included a $90,000 loss, net of tax, from operations of the store and an $82,000 loss, net of tax, on the disposal of the store. There were no restatements necessary for years prior to 2002 since the Company opened this store in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital consist of purchasing additional and/or replacement rental-purchase merchandise, expenditures related to new store openings, acquisitions and working capital requirements for new and existing stores. The primary sources of liquidity and capital are from operations and borrowings. The Merger Agreement with RAC contains customary provisions limiting the Company's capital expenditures including the opening of new stores.

         For the years ended December 31, 2003 and 2002, cash provided by operating activities totaled $3.6 million and $4.2 million, respectively. The decrease in cash provided by operating activities was affected by a decline in income from operations and increased purchases of rental purchase merchandise, which was partially offset by changes in accounts payable (due mainly to the timing of inventory purchases). Cash used in investing activities decreased to $2.2 million for the year ended December 31, 2003 from $2.8 million for the year ended December 31, 2002, and was primarily due to acquisitions of customer accounts in 2002 and a decline in purchases of property and equipment purchases in 2003. Cash used in financing activities decreased to $1.8 million for the year ended December 31, 2003 from $2.2 million for the year ended December 31, 2002 and was mainly attributable to loan fees paid in 2002.

         During 2002, Congress passed the Job Creation and Workers Assistance Act of 2002, which provided an additional first-year "bonus" depreciation deduction of 30% on property acquired after September 10, 2001, but before September 11, 2004, if there was no written binding contract for the acquisition of the property in effect before September 11, 2001. Additionally, Congress passed the Jobs and Growth Tax Reconciliation Act of 2003, which increased the additional first-year "bonus" depreciation from 30% to 50% for most capital assets acquired new after May 5, 2003 and before 2005. These acts have a significant impact on the Company as all rental purchase merchandise and a portion of the fixed assets qualify for these accelerated deductions. The above has resulted in the Company receiving an amount of $730,000 in the current year from the federal government, net of estimated income tax payments. The Company expects that these bonus depreciation amounts will result in significant tax savings through 2005, which is when the benefits expire.

         In January 2002, the Company refinanced its debt with a $25.0 million revolving loan agreement (the "Credit Facility") that matures in January 2005. A borrowing base ($13.0 million at December 31, 2003) measured against rental purchase merchandise limits borrowings under the Credit Facility to 32% of rental purchase inventory, less outstanding letters of credit, which totaled $2.9 million at December 31, 2003. Excess availability was approximately $4.4 million at December 31, 2003. The agreement requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The agreement also contains non-financial covenants that limits actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases.

         The following table summarizes the Company's approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2003:

                                          Less than                                         More than
                                            1 year      1 - 3 years     3 - 5 years          5 years          Total
---------------------------------------------------------------------------------------------------------------------
Operating lease obligations              $   8,805       $  11,557       $   4,468           $    609       $  25,439
Long-term debt                                   -           5,725               -                  -           5,725
Debt from variable interest entity               -             429               -                  -             429
                                         ---------       ---------       ---------           --------       ---------
                                         $   8,805       $  17,711       $   4,468           $    609       $  31,593
                                         =========       =========       =========           ========       =========

         If the Merger Agreement is terminated and the Company would continue as a stand-alone entity, management believes it would be able to open six new stores in 2004, as well as continue to have the opportunity to increase the number of its stores and rental-purchase agreements through selective acquisitions. Potential acquisitions may vary in size and the Company may consider larger acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, should the Merger not occur, the Company may use cash flow from operations, borrow additional amounts under its Credit Facility, or use its own equity securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available to the Company or its current lender.

         Capital spending amounted to approximately $2.3 million for the year ended December 31, 2003 and, subject to changes resulting from the Merger, is expected not to change materially for 2004. If the Merger Agreement is terminated, spending will be focused on leasehold improvements for new and existing stores in addition to completion of a point-of-sale software upgrade.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and
(c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The application of this Statement does not have an effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity, which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts, written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement does not have an effect on the Company's financial position or results of operations.

         In November 2002, the Emerging Issues Task Force (EITF) issued a final consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The application of this statement does not have and effect on the Company's financial position or results of operations.

         In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which clarifies existing SEC guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with EITF Issue No. 00-21. The adoption of SAB No. 104 did not have an effect of the Company's financial position or results of operations.

SEASONALITY

         Management believes that the Company's operating results are subject to seasonality. The third quarter generally shows a small reduction of customer spending habits because of circumstances such as summer vacations and back to school needs. On the other hand, the fourth quarter generally shows increased rental activity because of traditional holiday shopping patterns. Many of the Company's expenses do not fluctuate with seasonal revenue changes; therefore, such revenue changes may cause fluctuations in the Company's quarterly results.

INFLATION

         During the years ended December 31, 2003, 2002 and 2001, lease expense and salaries and wages have increased modestly, which have not had a significant effect on the Company's results of operations.

MARKET RISK

         The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted Credit Facility. Variable rate borrowings under the Credit Facility totaled $5.7 million at December 31, 2003. A one percent increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $62,000.

         The Company does not purchase or hold any derivative financial instruments.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the Market Risk Section under the Management's Discussion and Analysis.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to Part IV, Item 15 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME OF                                         PRINCIPAL OCCUPATION PAST FIVE YEARS,                     DIRECTOR
     DIRECTOR/OFFICER           AGE                              OTHER DIRECTORSHIPS                                SINCE
  ------------------------      ---                              -------------------                                -----
Wayland J. Russell              52     Chairman of the Board and Chief  Executive  Officer of the Company since      1986
                                       February  1997,  having  previously  served as the  Company's  President since its inception in 1986.

Michael J. Viveiros             48     President of the Company since February 1997,  having  previously served      1986
                                       as Vice President since the Company's inception in 1986.

Brian L. Burton                 63     Business  Consultant and Executive  Vice  President and Chief  Financial      1998
                                       Officer of KST Coatings  Manufacturing,  Inc. since 2002, a manufacturer of  roofing  products.  Prior  thereto,  Mr.  Burton  was  President  of
                                       Vertical  Merchandising  Systems, a distributor of impulse merchandising systems to supermarkets, for over five years.

Ivan J. Winfield                69     Associate  Professor at Baldwin-Wallace  College,  Cleveland,  Ohio, and      1998
                                       business  consultant  since  1995.  Prior  thereto,   Mr.  Winfield  was
                                       Managing  Partner  of Coopers &  Lybrand,  Cleveland,  Ohio from 1978 to
                                       1994.  He is a director of Boykin Lodging Co. and HMI Industries, Inc.

Robert A. Glick                 57     Chairman  and Chief  Executive  Officer of Dots,  LLC.,  a  retailer  of      2001
                                       women's apparel.  He is a director of the National Retail Federation and
                                       Chairman  of  the  Advisory  Board  of the  Shannon  Rodgers  and  Jerry
                                       Silverman  School of  Fashion  Design  and  Merchandising  at Kent State
                                       University.

S. Robert Harris                56     Chief  Operating   Officer  of  the  Company  since  May  2003,   having      N/A
                                       previously  served as Regional  Supervisor  since joining the Company in
                                       January  2003.  Prior  thereto,  Mr. Harris served as Chairman and Chief
                                       Executive  Officer of Texas Shamrock  Homes, a retailer of  manufactured housing in Texas.

Michael A. Pecchia              43     Chief  Financial  Officer of the Company  since  February  1997,  having      N/A
                                       previously served as Treasurer since June 1991.

ITEM 11. EXECUTIVE COMPENSATION

                        EXECUTIVE OFFICERS' COMPENSATION

         The following table sets forth certain information with respect to the compensation earned during the years ended December 31, 2003, 2002 and 2001, respectively, by the Chief Executive Officer and all other named Executive Officers of the Company whose annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                          Annual Compensation                     Long Term Compensation
                                                 --------------------------------------       ------------------------------
                                                                          Other Annual          Option          All Other
 Name and Principal Position       Year          Salary        Bonus     Compensation(1)       Awards(#)      Compensation(2)
                                   ----          ------        -----     ---------------      ---------       ---------------
Wayland J. Russell                 2003         $322,008      $58,879       $33,894                  0             $ 6,348
   Chief Executive Officer         2002          322,563       58,724        41,978                  0               6,727
                                   2001          322,008       50,000        21,258                  0               9,805

S. Robert Harris                   2003          153,545            0        10,561             40,000               1,990
   Chief Operating Officer

Michael J. Viveiros                2003          219,000       44,637        16,317                  0               2,168
   President                       2002          223,277       43,850        23,619                  0               2,595
                                   2001          243,000       44,000        17,197                  0               3,827

Michael A. Pecchia                 2003          140,000       18,750        19,320                  0                 243
              Secretary and        2002          125,000       18,750        18,577                  0                 243
   Chief Financial Officer         2001          125,000       18,750        19,602                  0               1,237

Lawrence S. Hendricks (3)          2003           81,000       18,750        13,110                  0               1,805
   Chief Operating Officer         2002          243,243       37,500        21,903                  0               2,340
                                   2001          243,000       41,600        13,994                  0               3,557

(1) Includes the value of perquisites reported as taxable wages, including for 2003 amounts for the Company's annual business meeting, personal use of automobiles, country clubs, professional services and other miscellaneous items. For Messrs. Russell, Harris, Viveiros, Pecchia and Hendricks the value of the foregoing perquisites were as follows: annual business meeting -- $7,100, $3,470, $5,742, $4,204 and $6,492, respectively; automobile -- $9,769, $3,103,
$6,605, $8,272 and $321, respectively; country club -- $7,707, $3,418, $0,
$6,640 and $3,322, respectively; professional services -- $9,318, $0, $2,169, $0 and $2,975, respectively; and other miscellaneous items -- $0, $570, $1,801, $204 and $0, respectively. Also included for Mr. Hendricks is severance related compensation -- $11,536.

(2) Included in this column are amounts paid by the Company for life insurance coverage for the benefit of the Executive Officers. Life insurance premiums paid on behalf of Messrs. Russell, Harris, Viveiros, Pecchia and Hendricks were $6,348, $1,990, $2,168, $243, and $1,805, respectively.

(3) In May 2003 Mr. Hendricks retired as the Company's Chief Operating Officer, in which he received a severance agreement that paid him $149,536 through December 31, 2003.

                                  STOCK OPTIONS

         The table below provides information concerning individual grants of stock options made during 2003 to each of the Company's executive officers named in the Summary Compensation Table. The Company has never granted any stock appreciation rights. Unless otherwise indicated, the exercised prices represent the fair market value of the common stock on the grant date.

         The amounts shown as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent certain assumed rates of appreciation in the value of the Company's common stock. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of its common stock. The potential realizable value is calculated based on the ten-year term of the option at its time of grant. It is calculated based on the assumption that the Company's common stock appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Actual gains, if any, on stock option exercises depend on the future performance of the Company's common stock. The amounts reflected in the table may not necessarily be achieved.

         The Company granted these options under its 1998 Stock Option Plan. Each option has a maximum of ten years, subject to earlier termination if the optionee's services are terminated. The percentage of total options granted to the Company's employees in the last fiscal year is based on options to purchase the aggregate of 129,500 shares of common stock granted during 2003. The following table sets forth information concerning the individual grants to each of the Company's named executive officers in 2003.

                              OPTION GRANTS IN 2003

                        Number of       Individual Grants                                         Potential Realizable Value
                        Securities      Percent of Total                                           of Assumed Annual Rates
                        Underlying       Options Granted                                         of Stock Price Appreciation
                         Options         to Employees in        Exercise                               for Option Term
                         Granted           Fiscal 2003            Price       Expiration         ----------------------------
    Name (1)             (#) (2)               (%)              Per Share        Date               5%                 10%
-----------------------------------------------------------------------------------------------------------------------------
S. Robert Harris          10,000               7.7                $5.24         4/1/2013         $ 32,954            $ 83,512
S. Robert Harris          30,000              23.2                $5.35        5/14/2013         $100,938            $255,795

(1) No other executive officers in the Summary Compensation Table were granted stock options in 2003.

(2) Unless otherwise noted, 33 1/3 of these shares vest after one year of service from the date of the grant, and the remaining options vest in two equal annual installments thereafter. Each option expires on the earlier of ten years from the date of grant or within a specified period following termination of the optionee's employment with the Company.

         Shown below is information with respect to the unexercised options to purchase the Company's Common Shares under the Company's Stock Option Plan held by the Executive Officers listed in the Summary Compensation Table at December 31, 2003. None of the Executive Officers listed in the Summary Compensation Table exercised any stock options during 2003.

                                                          Number of Securities            Value of Unexercised
                               Shares                    Underlying Unexercised           In-the-Money Options
                              Acquired      Value        Options at 12/31/03 (#)           at 12/31/03 ($) (1)
                            on Exercise   Realized   -------------------------------------------------------------
           Name                 (#)          ($)     Exercisable    Unexercisable     Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------
Wayland J. Russell               0            0              0               0              0                 0
Michael J. Viveiros              0            0              0               0              0                 0
S. Robert Harris                 0            0              0          40,000              0           $91,100
Michael A. Pecchia               0            0         60,000               0              0                 0
Lawrence S. Hendricks            0            0              0               0              0                 0

(1) Calculated in the basis of the fair market value of the underlying securities at December 31, 2003, minus the exercise price.

         On May 5, 2003, the Company entered into a severance agreement and mutual release with Lawrence S. Hendricks, the Company's former Chief Operating Officer. Under the agreement, the Company agreed to pay an aggregate of $280,500, an amount representing one year's salary and bonus, over a twelve monthly period. In addition, the Company agreed to continue certain fringe benefits, including insurance and country club dues, for a one-year period and payment of Mr. Hendricks car lease for a two-year period. The severance payment was to continue for a second year, in the event, Mr. Hendricks (i) failed to gain full time employment either with a new employer or through commencement of a substantial business venture; provided that there was no "change-in-control" of the Company. Mr. Hendricks has commenced a new business venture that will result in the Company having no obligation to make the second year severance payment. Moreover, the Company's obligation to continue severance payments terminates on the effective date of the purchase of the Company by Rent-A-Center.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as March 1, 2004 or as of the date specified, with respect to the beneficial ownership of the Common Shares. Unless otherwise indicated below, the persons named below have the sole voting and investment power with respect to the number of Common Shares set forth opposite their names. All information with respect to beneficial ownership has been furnished by the respective Director, Officer or 5% or greater shareholder, as the case may be.

   Names and, where necessary,                                   Number of Shares                  Ownership
addresses of Beneficial Owners (1)                              Beneficially Owned                Percentage
------------------------------                                  ------------------                ----------
Wayland J. Russell                                                 2,536,675                         42.7%

Michael J. Viveiros                                                  255,620                          4.3%

S. Robert Harris                                                       3,334  (2)

Michael A. Pecchia                                                    60,000  (3)                     1.0%

Ivan J. Winfield                                                      12,000  (4)                       *

Brian L. Burton                                                       15,000  (4)                       *

Robert A. Glick                                                        7,667  (5)                       *

Wasatch Advisors, Inc.                                               951,301  (6)                    16.0%
  150 Social Hall Ave.
  Salt Lake City, UT 84111

Lawrence S. Hendricks
  550 Boardman-Poland Road                                           548,240                          9.2%
  Boardman, Ohio 44512

Aaron Rents, Inc.                                                    474,500  (7)                     8.0%
  309 E. Paces Ferry Road
  Atlanta, GA 30305-2377

All Directors and Executive Officers
     of the Company (7 Persons)                                    2,890,296  (8)                    47.9%

------------------------------
*Less than one percent

(1) Unless otherwise indicated, the address of all persons listed above is c/o Rainbow Rentals, Inc., 3711 Starr Centre Drive, Canfield, Ohio 44406.

(2) Includes 3,334 shares subject to options that are currently exercisable.

(3) Includes 60,000 shares subject to options that are currently exercisable.

(4) Includes 10,000 shares subject to options that are currently exercisable.

(5) Includes 6,667 shares subject to options that are currently exercisable.

(6) As of December 31, 2003, based on a Schedule 13G filed with the SEC on February 18, 2004.

(7) Based on a Schedule 13D, as amended, filed with the SEC on January 22, 2003.

(8) Includes 90,001 shares subject to options that are currently exercisable.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Act of 1934 requires the Company's Directors, Executive Officers and persons who own 10% or more of the Company's Common Shares to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the Company. Based upon a review of these filings and written representations from such individuals, the Company understands that all such filers have adhered to all applicable filing requirements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

         The Company's headquarters facility is leased from an entity owned by Messrs. Russell, Hendricks and Viveiros under a ten-year triple-net lease, with three two-year options. In 2003, the rental amount was $130,000. The Company believes that the rental is at market rates and that the other provisions of the lease are on terms no less favorable to the Company than could be obtained from unrelated parties.

         An amendment to the lease relating to the Company's headquarters has been executed providing for (i) a payment by the acquiror (Rent-A-Center, or "RAC") of $100,000 to the lessor and (ii) RAC's agreement to abandon to lessor all furniture, fixtures and equipment not related to the rent-to-own business, in exchange for an early termination of the lease. In lieu of expiring on January 31, 2006, the lease will now expire ninety days after the Effective Date of the Merger.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During 2003, the Company retained its independent public accountants, KPMG LLP, to provide services in the following categories and amounts:

                   2003            2002
                ----------      ----------
Audit Fees      $  165,000      $  133,000
Tax Fees             5,000           2,000
                ----------      ----------
Total           $  170,000      $  135,000
                ==========      ==========

         Audit Fees. This category relates to services rendered in connection with the audits of the Company's annual financial statements for the years ended December 31, 2003 and 2002, for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q during 2003 and 2002 and for services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements for the relevant years.

         Tax Fees. This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent public accountants for tax compliance. Such tax compliance services consisted of assistance with federal income tax returns.

         The Audit Committee has considered the compatibility of the non-audit services performed by and fees paid to KPMG LLP in 2003 and determined that such services and fees were compatible with the independence of the public accountants. During 2003, KPMG LLP did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

         All services provided by the Company's independent public accountants, both audit and non-audit, must be pre-approved by the Audit Committee. The Chairman of the Audit Committee has the authority to approve any additional audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:

             Independent Auditors' Report                                               28

             Consolidated Balance Sheets as of December 31, 2003 and 2002               29

             Consolidated Statements of Income for the Years Ended
                  December 31, 2003, 2002 and 2001                                      30

             Consolidated Statements of Shareholders' Equity for the Years Ended
                  December 31, 2003, 2002 and 2001                                      31

             Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2003, 2002 and 2001                                      32

             Notes to Consolidated Financial Statements                                 33

(a) (2)      Financial Statement Schedules:

              All financial statement schedules have been omitted because they are not applicable or because required information is included in the Company's consolidated financial statements and notes thereto.

(a) (3)      Exhibits:

              See the Index to Exhibits included on page 45.

(b)          Reports on Form 8-K:

              Report on Form 8-K dated October 29, 2003 to report the results of operations for the three and nine months ended
              September 30, 2003.

              Report on Form 8-K dated February 4, 2004 to announce a definitive merger agreement between the Company and Rent-A-Center, Inc.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Rainbow Rentals, Inc.:

         We have audited the accompanying consolidated balance sheets of Rainbow Rentals, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Rentals, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
-----------------
KPMG LLP
Cleveland, Ohio
February 26, 2004

                              RAINBOW RENTALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                              ------------------------
                                                                                2003            2002
                                                                              --------        --------
                                        ASSETS
Current assets
     Cash and cash equivalents                                                $    669        $  1,080
     Rental-purchase merchandise, net                                           40,545          39,342
     Income tax receivable                                                           -             939
     Prepaid expenses and other current assets                                   2,264           1,926
                                                                              --------        --------
          Total current assets                                                  43,478          43,287

Property and equipment, net                                                      6,374           5,558
Deferred income taxes                                                            4,230           1,989
Goodwill                                                                         9,236           9,236
Other assets, net                                                                  333             843
                                                                              --------        --------
          Total assets                                                        $ 63,651        $ 60,913
                                                                              ========        ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Deferred revenue                                                         $  1,075        $  1,215
     Accounts payable                                                            1,550           2,175
     Accrued compensation and related costs                                      2,971           2,402
     Other liabilities and accrued expenses                                      3,209           2,403
     Deferred income taxes                                                       8,888           6,343
                                                                              --------        --------
          Total current liabilities                                             17,693          14,538

Long-term debt                                                                   6,154           7,550
Minority interest                                                                   83               -
                                                                              --------        --------
          Total liabilities                                                     23,930          22,088

Commitments and contingencies

Shareholders' equity
     Serial preferred stock, no par value; 2,000,000 shares authorized,
          none issued                                                                -               -
     Common stock, no par value; 10,000,000 shares authorized,
          6,392,610 issued, 5,931,819 outstanding at December 31,
          2003 and 5,929,319 outstanding at December 31, 2002                   11,039          11,039
     Additional paid-in capital                                                     11               4
     Retained earnings                                                          30,553          29,674
     Treasury stock, at cost, 460,791 shares at December 31, 2003
          and 463,291 shares at December 31, 2002                               (1,882)         (1,892)
                                                                              --------        --------
          Total shareholders' equity                                            39,721          38,825
                                                                              --------        --------
          Total liabilities and shareholders' equity                          $ 63,973        $ 60,913
                                                                              ========        ========

See accompanying notes to consolidated financial statements.

                              RAINBOW RENTALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------------------
                                                                            2003                  2002                  2001
                                                                         -----------          -----------           -----------
Revenues
     Rental revenue                                                      $    96,826          $    93,239           $    88,770
     Fees                                                                      2,679                2,728                 2,697
     Merchandise sales                                                         3,168                3,300                 3,088
                                                                         -----------          -----------           -----------
                  Total revenues                                             102,673               99,267                94,555

Operating expenses
     Merchandise costs                                                        33,346               33,995                33,310
     Store expenses
          Salaries and related                                                26,849               24,393                22,713
          Occupancy                                                           10,022                9,480                 8,607
          Advertising                                                          6,884                6,167                 5,928
          Other expenses                                                      14,397               13,494                13,258
                                                                         -----------          -----------           -----------
                  Total store expenses                                        58,152               53,534                50,506
                                                                         -----------          -----------           -----------

                  Total merchandise costs and store expenses                  91,498               87,529                83,816

     General and administrative expenses                                       8,765                7,706                 7,160
     Amortization of intangibles                                                 160                  175                   689
                                                                         -----------          -----------           -----------
                  Total operating expenses                                   100,423               95,410                91,665
                                                                         -----------          -----------           -----------

                  Operating income                                             2,250                3,857                 2,890

Interest expense                                                                 570                  632                   689
Other expense, net                                                               227                  228                   227
                                                                         -----------          -----------           -----------
                  Income from continuing operations,
                     before income taxes                                       1,453                2,997                 1,974

Income tax expense                                                               574                1,184                   800
                                                                         -----------          -----------           -----------
                  Income from continuing operations                              879                1,813                 1,174

Discontinued operations
     Loss from operations of discontinued store,
        including loss on disposal, net of tax                                     -                 (172)                    -
                                                                         -----------          -----------           -----------
                  Net income                                             $       879          $     1,641           $     1,174
                                                                         ===========          ===========           ===========

BASIC EARNINGS (LOSS)  PER COMMON SHARE:
     Basic earnings per share from continuing operations                 $      0.15          $      0.31           $      0.20
     Basic loss per share from discontinued operations                             -                (0.03)                    -
                                                                         -----------          -----------           -----------
                  Basic earnings per share                               $      0.15          $      0.28           $      0.20
                                                                         ===========          ===========           ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Diluted earnings per share from continuing operations               $      0.15          $      0.31           $      0.20
     Diluted loss per share from discontinued operations                           -                (0.03)                    -
                                                                         -----------          -----------           -----------
                  Diluted earnings per share                             $      0.15          $      0.28           $      0.20
                                                                         ===========          ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                 5,929,435            5,928,006             5,925,735
                                                                         ===========          ===========           ===========
     Diluted                                                               5,940,598            5,940,606             5,940,999
                                                                         ===========          ===========           ===========

PRO FORMA NET INCOME DATA:
     Net income as reported                                              $       879          $     1,641           $     1,174
     Pro forma adjustment for goodwill amortization, net of tax                    -                    -                   312
                                                                         -----------          -----------           -----------
     Pro forma net income                                                $       879          $     1,641           $     1,486
                                                                         ===========          ===========           ===========

PRO FORMA EARNINGS PER COMMON SHARE:
     Basic                                                               $      0.15          $      0.28           $      0.25
                                                                         ===========          ===========           ===========
     Diluted                                                             $      0.15          $      0.28           $      0.25
                                                                         ===========          ===========           ===========

See accompanying notes to consolidated financial statements.

                              RAINBOW RENTALS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                          YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                   ----------------------------------------------------------------------------------------------
                                           COMMON STOCK                                                                 TOTAL
                                           ------------               ADDITIONAL       RETAINED         TREASURY    SHAREHOLDERS'
                                     SHARES           COST         PAID-IN CAPITAL     EARNINGS          STOCK         EQUITY
                                     ------           ----         ---------------     --------          -----         ------
Balance at December 31, 2000        5,925,735    $        11,039   $            -   $       26,859    $    (1,907)   $   35,991
     Net income                             -                  -                -            1,174              -         1,174
                                   ----------    ---------------   --------------   --------------    -----------    ----------

Balance at December 31, 2001        5,925,735             11,039                -           28,033         (1,907)       37,165
     Exercise of stock options          3,584                  -                4                -             15            19
     Net income                             -                  -                -            1,641              -         1,641
                                   ----------    ---------------   --------------   --------------    -----------    ----------

Balance at December 31, 2002        5,929,319             11,039                4           29,674         (1,892)       38,825
     Exercise of stock options          2,500                  -                7                -             10            17
     Net income                             -                  -                -              879              -           879
                                   ----------    ---------------   --------------   --------------    -----------    ----------

Balance at December 31, 2003        5,931,819    $        11,039   $           11   $       30,553    $    (1,882)   $   39,721
                                   ==========    ===============   ==============   ==============    ===========    ==========

See accompanying notes to consolidated financial statements.

                             RAINBOW RENTALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                         ------------------------------------
                                                                                           2003          2002          2001
                                                                                         --------      --------      --------
Cash flows from operating activities
     Income from continuing operations                                                   $    879      $  1,813      $  1,174
     Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations
           Depreciation of property and equipment and
               amortization of intangibles                                                  2,444         2,480         2,990
           Depreciation and write-down of rental-purchase merchandise                      26,550        27,635        26,950
           Purchases of rental-purchase merchandise                                       (34,847)      (34,030)      (36,169)
           Rental-purchase merchandise disposed, net                                        7,094         6,511         6,414
           Deferred income taxes                                                              304         1,924           212
           Write-off of goodwill from sale of store                                             -             -           260
           (Gain) loss on disposal of assets                                                   (3)          128          (100)
           (Increase) decrease in
               Income tax receivable                                                          939          (826)          778
               Prepaid expenses and other assets                                             (330)          296          (450)
           Increase (decrease) in
               Accounts payable                                                              (625)       (1,742)        1,514
               Accrued income taxes                                                             -          (306)          306
               Accrued compensation and related costs                                         569           320           557
               Deferred revenue and other liabilities and accrued expenses                    666           210           840
                                                                                         --------      --------      --------
                  Net cash provided by operating activities of continuing operations        3,640         4,413         5,276
                  Net cash used in operating activities of discontinued operations              -          (197)            -
                                                                                         --------      --------      --------
                  Net cash provided by operating activities                                 3,640         4,216         5,276
                                                                                         --------      --------      --------

Cash flows from investing activities
     Purchase of property and equipment, net                                               (2,290)       (2,494)       (2,017)
     Proceeds from the sale of assets                                                          39            98           349
     Cash from consolidation of Rainbow Properties, Ltd.                                        8             -             -
     Acquisitions                                                                               -          (315)         (245)
                                                                                         --------      --------      --------
                  Net cash used in investing activities of continuing operations           (2,243)       (2,711)       (1,913)
                  Net cash used in investing activities of discontinued operations              -           (58)            -
                                                                                         --------      --------      --------
                  Net cash used in investing activities                                    (2,243)       (2,769)       (1,913)
                                                                                         --------      --------      --------

Cash flows from financing activities
     Proceeds from long-term debt                                                          30,475        35,164        27,070
     Current installments and repayments of long-term debt                                (32,300)      (37,054)      (29,970)
     Proceeds from stock option exercises                                                      17            19             -
     Loan fees paid                                                                             -          (335)          (50)
                                                                                         --------      --------      --------
                  Net cash used in financing activities                                    (1,808)       (2,206)       (2,950)
                                                                                         --------      --------      --------

Net increase (decrease) in cash and cash equivalents                                         (411)         (759)          413
Cash and cash equivalents at beginning of period                                            1,080         1,839         1,426
                                                                                         --------      --------      --------
Cash and cash equivalents at end of period                                               $    669      $  1,080      $  1,839
                                                                                         ========      ========      ========

Supplemental cash flow information
     Net cash paid (received) during the period for
        Interest                                                                         $    469      $    488      $    694
        Income taxes                                                                         (730)          560          (348)

See accompanying notes to consolidated financial statements.

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies of Rainbow Rentals, Inc. ("Rainbow" or "Company"), which are summarized below, are consistent with accounting principles generally accepted in the United States of America and reflect practices appropriate to the industry in which the Company operates.

         The Company is engaged in the rental and sale of home electronics, furniture, appliances, and computers to the general public. At December 31, 2003, Rainbow operated 125 stores in 15 states: Connecticut, Georgia, Indiana, Kentucky, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Company's corporate office is located in Canfield, Ohio.

         PRINCIPLES OF CONSOLIDATION: The Company's financial statements include the accounts of Rainbow Rentals, Inc. and Rainbow Properties, Ltd., a variable interest entity.

         VARIABLE INTEREST ENTITIES: During the fourth quarter of the year ended December 31, 2003, the Company adopted FASB Interpretation No. 46 and No. 46 Revised (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE's) that do not have sufficient equity investment at risk to permit the entity to finance its activities without subordinated financial support or which the equity investors lack an essential characteristic of a controlling financial interest. The Company has one VIE, Rainbow Properties, Ltd., which is a special purpose entity.

         Rainbow Properties, Ltd. ("LLC") is majority-owned by two of the Company's officers and directors and primarily consists of land, building and the related debt. The building is leased to the Company as an operating lease and houses the Company's corporate headquarters. All the assets and liabilities of the LLC are used for the purpose of operating the building. The two officers of the Company that own the majority of the LLC have personally guaranteed the debt. The LLC meets the criteria of a variable interest entity as the related party relationship creates the presumption that the Company has provided an implicit guarantee of the officers' investments and of the officers' personal guarantees. The implicit guarantee is the Company's variable interest, and the Company is considered the primary beneficiary of the LLC as the activities of the LLC are most closely associated with the Company.

         As the Company is considered the primary beneficiary of the LLC, the assets and liabilities of the LLC are included in the Company's consolidated balance sheet. The difference between the assets and liabilities of the LLC is considered a minority interest of the Company of $83. As of December 31, 2003, the balance sheet of the LLC consisted of cash, property and equipment and debt of $8, $504 and $429, respectively.

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

         PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to five years for personal property and thirty-nine years for real estate. Leasehold improvements are amortized over the shorter of the term of the applicable leases or useful life of the assets.

         GOODWILL: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. For the year ended December 31, 2001, earnings per diluted share of $0.20 included goodwill amortization of $312, net of tax. Amortization expense related to goodwill was $525 for the year ended December 31, 2001.

         Under SFAS No. 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of the respective goodwill were established using comparative market multiples.

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         In January 2002, the Company completed the transitional goodwill impairment test in accordance with SFAS No. 142, which resulted in no impairment charge. The Company performed the annual impairment test as of November 30, 2003 and 2002, resulting in no impairment.

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

         RENTAL REVENUE: Merchandise is rented to customers pursuant to rental-purchase agreements, which generally provide for weekly or monthly rental terms. Rental revenue is recognized over the lease term. Deferred revenue is recognized for cash received for which revenue is not yet earned. A customer may elect to renew the rental-purchase agreement for a specified number of continuous terms and has the right to acquire title either through payment of all required rentals or through an early purchase option. Amounts received from such early purchase options, as well as sales of new and used merchandise available for rent in the stores, are included in merchandise sales.

         STOCK-BASED COMPENSATION: The Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), and related interpretations in accounting for its stock-based compensation. In addition, the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation are contained below and in Note 12 to the financial statements.

         Pro forma information for net income and basic and diluted earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The weighted average fair value of stock options granted during 2003, 2002 and 2001 was $3.08, $4.66 and $3.15 per share, respectively. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions for 2003, 2002 and 2001:

                                      2003        2002        2001
                                    --------    --------     ------
Risk-free interest rate                  4.16%       4.42%      4.25%
Expected life of options            7.1 years   7.8 years    7 years
Expected stock price volatility            44%         60%        55%
Dividend yield                              0%          0%         0%

         The Company did not recognize any compensation expense related to the issuance of stock options during the years ended December 31, 2003, 2002 and 2001. Had compensation cost for stock options been measured using SFAS No. 123, the pro forma amounts for the years ended December 31, 2003, 2002 and 2001 are indicated below.

                                                          2003          2002        2001
------------------------------------------------------------------------------------------
Net income
    As reported                                         $   879      $  1,641     $  1,174
    Pro forma                                               726         1,444          923

Basic and diluted earnings per common share
    As reported                                            0.15          0.28         0.20
    Pro forma                                              0.12          0.24         0.16

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

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided.

         RECLASSIFICATIONS: Certain reclassifications have been made to prior years financial data in order to conform to the 2003 presentation.

(2) ACQUISITIONS

         During the years ended December 31, 2002 and 2001, the Company made acquisitions of stores, rental purchase merchandise and rental purchase agreements. All acquisitions made were accounted for using the purchase method of accounting. Accordingly, all identifiable tangible and intangible assets were recorded at their estimated fair market value at the date of acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired was recorded as goodwill and is being assessed for impairment annually. Assets acquired, other than goodwill, consisted primarily of rental-purchase merchandise, property and equipment, non-compete agreements and other intangible assets such as customer lists.

         Acquisition activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                        2003         2002            2001
--------------------------------------------------------------------------
Goodwill                              $   --       $  138          $   93
Rental-purchase merchandise               --          127             127
Other                                     --           50              25
                                      ------       ------          ------

Purchase price                        $   --       $  315          $  245
                                      ======       ======          ======

(3) RENTAL-PURCHASE MERCHANDISE

         Following is a summary of rental-purchase merchandise at December 31, 2003 and 2002:

                                                   2003                 2002
------------------------------------------------------------------------------
On rent
   Original cost                                $  59,666            $  58,091
   Less accumulated depreciation                   27,568               27,131
                                                ---------            ---------
                                                   32,098               30,960

Held for rent
   Original cost                                   11,944               12,150
   Less accumulated depreciation                    3,497                3,768
                                                ---------            ---------
                                                    8,447                8,382
                                                ---------            ---------

Total rental purchase merchandise, net          $  40,545            $  39,342
                                                =========            =========

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4) PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following at December 31, 2003 and 2002:

                                                       2003             2002
--------------------------------------------------------------------------------
Land                                                 $   169         $        -
Buildings                                                425                  -
Vehicles                                                 284                286
Leasehold improvements                                10,088              8,656
Computer equipment                                     1,805              1,574
Office equipment                                       3,551              3,193
                                                     -------         ----------
                                                      16,322             13,709
Less accumulated depreciation                          9,948              8,151
                                                     -------         ----------

                                                     $ 6,374         $    5,558
                                                     =======         ==========

(5) LONG-TERM DEBT

         The Company entered into a revolving financing agreement (the "Credit Facility") in January 2002 that matures in January 2005. The agreement allows the Company to borrow up to $25.0 million; however, borrowings are limited to 32% of the Company's rental purchase merchandise, less outstanding letters of credit, which totaled $2.9 million at December 31, 2003. Excess availability at December 31, 2003 was approximately $4.4 million. The Company's tangible assets, primarily rental purchase merchandise, serve as the security for the debt. The Company can elect interest to be charged on a portion of the outstanding debt balance at the London Interbank Offering Rate (LIBOR) plus a range of 250 - 325 basis points and the remaining debt balance, if any, would be at the prime rate plus a range of 50 - 125 basis points. In addition, the Company must pay a commitment fee equal to a range of 37.5 to 50 basis points per annum on the unused portion of the loan commitment. The interest rate ranges above are all dependent on the Company's most recent quarterly leverage ratio. Borrowings under the Credit Facility mature three years after the date of the loan. At December 31, 2003, the outstanding loan balance totaled $5.7 million with a weighted average interest rate of 5.78%. Long-term debt also included $429 in mortgage debt from the consolidation of Rainbow Properties, Ltd., a variable interest entity, with an interest rate of 8.0%. The above outstanding loans mature in 2005.

         The Credit Facility requires the Company to meet certain quarterly financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage and rental merchandise usage ratios. The Credit Facility contains non-financial covenants that limit actions of the Company with respect to additional indebtedness, certain loans and investments, payment of dividends, acquisitions, mergers and consolidations, dispositions of assets or subsidiaries, issuance of capital stock, capital expenditures and leases. At December 31, 2003, the Company was in compliance with the covenants and financial reporting requirements.

(6) RELATED PARTY TRANSACTIONS

         The building that serves as Rainbow's corporate office is leased from Rainbow Properties, Ltd. ("LLC"), the variable interest entity owned by Messrs. Russell, Hendricks and Viveiros, two of who are executive officers of the Company. The Company entered into a 10-year building lease agreement, expiring January 2006, at a rental rate that approximates market rates. However, on February 19, 2004, the LLC and the Company entered into a lease termination agreement contingent upon the completion of the Merger Agreement with Rent-A-Center, dated February 4, 2004. If the Merger Agreement with Rent-A-Center is completed, the Company's lease obligation will cease 90 days after the Merger completion date.

         Rent paid to the partnership in 2003, 2002 and 2001 was $130, $126 and $121, respectively. The future minimum lease payments under this lease are included in the total lease obligations disclosed in Note 9.

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) INCOME TAXES

         The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following components:

                                         2003         2002      2001
----------------------------------------------------------------------
Current
    Federal                            $    -       $  (816)  $   467
    State and local                       270            76       121
                                       ------       -------   -------
                                          270          (740)      588

Deferred
    Federal                               497         1,798       205
    State and local                      (193)          126         7
                                       ------       -------   -------
                                          304         1,924       212
                                       ------       -------   -------

Income tax expense                     $  574       $ 1,184   $   800
                                       ======       =======   =======

         A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate is as follows:

                                                    2003         2002          2001
------------------------------------------------------------------------------------
Income from continuing operations,                $ 1,453      $ 2,997       $ 1,974
   before income taxes

Federal statutory tax rate                             34%          34%           34%
                                                  -------      -------        ------

                                                      494        1,019           671
State and local income taxes, net of
   Federal income tax benefit                          51          133            84
Meals and entertainment and officers'
   life insurance premiums                             28           22            19
Other                                                   1           10            26
                                                  -------      -------        ------
                                                  $   574      $ 1,184        $  800
                                                  =======      =======        ======

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                            2003          2002
                                          --------      --------
Deferred tax assets
   Property and equipment                 $  1,109      $  1,369
   Intangibles                                 516           428
   Employee benefit programs                   341           256
   Charitable contributions                    329           258
   Minimum tax credits                         280           280
   Net operating loss carryforward           1,995             -
   Other                                         8            22
                                          --------      --------
      Total deferred tax assets              4,578         2,613

Deferred tax liabilities
   Rental purchase merchandise              (8,567)       (6,621)
   Intangibles                                (642)         (346)
   Other                                       (27)            -
                                          --------      --------
      Total deferred tax liabilities        (9,236)       (6,967)
                                          --------      --------

      Net deferred tax liability          $ (4,658)     $ (4,354)
                                          ========      ========

         For the years ended December 31, 2003 and 2002, deferred tax assets of $348 and $278, respectively, were classified as current and were netted with the deferred tax liability.

         At December 31, 2003, the Company had a net operating loss carryforward
(NOL) of approximately $5.9 million and an alternative minimum tax credit carryforward of $280. The NOL will expire in 2023 if the Company is unable to use the amounts to offset taxable income in the future. The alternative minimum tax credit carryforward does not have an expiration date. No valuation allowance was considered for the years ended December 31, 2003 and 2002 as management expects to generate future taxable income to utilize these amounts.

(8) DISCONTINUED OPERATIONS

         The Company adopted SFAS No. 144, which superceded the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of an entity (rather than segment of a business). A component of an entity comprises of operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value, less cost to sell. The adoption of SFAS No. 144 resulted in the Company having a discontinued operation as a result of the sale of its Newark, Delaware store. There are no restatements necessary for 2003 and 2001 since the Company opened and sold this store in 2002.

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Operating results of discontinued operations were as follows for the year ended December 31, 2002:

                                                             DECEMBER 31,
                                                                 2002
                                                             ------------
Total revenues                                                 $   41

Operating expenses
    Merchandise costs                                              10
    Store expenses
        Salaries and related                                       56
        Occupancy                                                  41
        Advertising                                                48
        Other expenses                                             35
                                                               ------
            Total store expenses                                  180
                                                               ------

            Total merchandise costs and store expenses            190
                                                               ------

            Operating loss before income taxes                   (149)

Income tax benefit                                                (59)
                                                               ------

            Net loss from discontinued store                      (90)

Loss on disposal of discontinued store, net of tax                (82)
                                                               ------

            Net loss from discontinued operations              $ (172)
                                                               ======

            Basic and diluted loss per share from
              discontinued operations                          $(0.03)
                                                               ======

(9) LEASES

         The Company operates its retail stores and offices under noncancelable operating leases with terms extending to 2010 with additional option periods renewable at the request of the Company. The Company also leases its delivery and general use vehicles under operating lease arrangements. Rental expense charged to operations totaled $9,078, $8,987 and $8,133 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are as follows:

  Year ending December 31,
----------------------------
2004                                 $  8,805
2005                                    6,881
2006                                    4,676
2007                                    2,807
2008                                    1,661
Thereafter                                609
                                     --------
Total minimum lease payments         $ 25,439
                                     ========

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(10) RETIREMENT PLAN

         The Company maintains a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan, which covers substantially all employees, provides for the Company to make discretionary contributions based on salaries of eligible employees plus additional contributions based upon voluntary employee salary deferrals. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. During 2003, 2002 and 2001, the Company contributed $32, $23 and $32, respectively.

(11) OTHER ASSETS

         Following is a summary of other assets, net of accumulated amortization:

                                     2003          2002
                                    ------        ------
Non-compete agreements, net         $  188        $  576
Loan fees, net                         111           223
Deposits and other                      34            44
                                    ------        ------

Other assets, net                   $  333        $  843
                                    ======        ======

         Amortization expense related to other assets totaled $500, $530 and $448 respectively, for the years ended December 31, 2003, 2002 and 2001. Estimated amortization expense of non-compete agreements and loan fees are $262, $32, $4 and $1 for the years ended December 31, 2004, 2005, 2006 and 2007, respectively.

(12) STOCK OPTION PLAN

         Rainbow sponsors a stock option and incentive plan for the benefit of the employees and directors of the Company. A total of 600,000 shares of common stock have been reserved under the plan, which provides for the grant of options, which may qualify as either incentive stock options or nonqualified stock options. Because all stock options were granted with an exercise price equal to the market price on the date of grant, no compensation expense has been recognized, consistent with the provisions of APB 25. Stock options granted become exercisable over a three or four-year vesting period and expire ten years from the date of grant.

         Following is activity under the plan during the years ended December 31, 2003, 2002 and 2001:

                                              2003                  2002                  2001
                                      -------------------   -------------------   -------------------
                                                 WEIGHTED              WEIGHTED              WEIGHTED
                                                  AVERAGE               AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE              EXERCISE
                                       SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                      -------------------   -------------------   -------------------
Outstanding, beginning of year        522,366    $   8.30   425,800    $   8.58   359,800    $   9.79
Granted                               129,500        5.88   114,500        6.92   121,000        5.24
Exercised                              (2,500)       6.97    (3,584)       5.05         -           -
Forfeited                             (66,332)       6.72   (14,350)       6.39   (55,000)       9.21
                                      -------               -------               -------
Outstanding, end of year              583,034    $   7.95   522,366    $   8.30   425,800    $   8.58
                                      =======    ========   =======    ========   =======    ========

Exercisable at end of year            360,495               320,788               256,602
                                      =======               =======               =======

Available for grant at end of year     10,882                74,050               174,200
                                      =======               =======               =======

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                          -----------------------------------  ---------------------
                                         WEIGHTED
                                          AVERAGE    WEIGHTED   NUMBER OF   WEIGHTED
                                         REMAINING    AVERAGE    OPTIONS     AVERAGE
                             NUMBER     CONTRACTUAL  EXERCISE   CURRENTLY   EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING  LIFE (YEARS)    PRICE   EXERCISABLE    PRICE
------------------------  -----------------------------------  ---------------------
      $5.03 - $ 5.25         86,500         7.5      $  5.17      41,668    $   5.15
      $5.35 - $ 6.00         90,000         9.3         5.78       6,667        6.00
      $6.30 - $ 7.11         94,459         8.7         6.83      20,168        6.98
      $7.42 - $ 7.88         37,375         7.6         7.68      19,792        7.78
      $8.88 - $ 9.25         30,000         6.1         9.00      30,000        9.00
      $9.75 - $10.00        234,700         4.4        10.00     234,700       10.00
         $11.63              10,000         6.5        11.63       7,500       11.63
                            -------                              -------
                            583,034         6.6      $  7.95     360,495    $   9.02
                            =======         ===      =======     =======    ========


(13) EARNINGS PER SHARE

         Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

         The following table shows the amounts used in computing earnings per share for the years ended December 31, 2003, 2002 and 2001:

                                                       2003         2002         2001
                                                    ----------   ----------   ----------
Numerator:
      Net income available to common shareholders   $      879   $    1,641   $    1,174

Denominator:
      Basic weighted average shares                  5,929,435    5,928,006    5,925,735
      Effect of dilutive stock options                  11,163       12,600       15,264
                                                    ----------   ----------   ----------
      Diluted weighted average shares                5,940,598    5,940,606    5,940,999
                                                    ==========   ==========   ==========

      Basic earnings per share                      $     0.15   $     0.28   $     0.20
                                                    ==========   ==========   ==========

      Diluted earnings per share                    $     0.15   $     0.28   $     0.20
                                                    ==========   ==========   ==========

                              RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Stock options of 401,538, 368,225 and 334,050 shares in 2003, 2002 and
2001, respectively, were not included in computed diluted earnings per share because their effects were anti-dilutive.

(14) COMMITMENTS AND CONTINGENCIES

         The Company is subject to claims and lawsuits in the ordinary course of its normal operations. Outstanding matters of which the Company has knowledge are covered by insurance, or in the opinion of management, would not have a material adverse affect on the financial position, results of operations or cash flows of the Company.

(15) SUBSEQUENT EVENT

         On February 4, 2004, Rent-A-Center, Inc. and the Company entered into a definitive agreement pursuant to which Rent-A-Center will acquire the Company for $16.00 in cash per share of Rainbow Rentals, Inc. common stock. The agreement also provides that each holder of non-qualified stock options of Rainbow Rentals, Inc. will receive an amount equal to the difference between $16.00 per share and the exercise price of the option. The acquisition, which is expected to be completed in the second quarter of 2004, is conditioned upon customary closing conditions for a transaction of this nature, including the receipt of requisite regulatory approval, approval of the Company's shareholders and approval by the Company's primary lender. Management believes that the Company's primary lender will approve the acquisition.

(16) GUARANTEES AND PRODUCT WARRANTIES

         The Company has applied the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote.

         The Company provides standby letters of credit through its financial institution to certain vendors and insurance providers. If the Company is not able to make payment, the vendors and insurance providers may draw on our financial institution. At December 31, 2003, the maximum future payment obligations relative to these guarantees totaled $2.9 million, and no associated liability was recorded.

         The Company provides free service on merchandise to its customers, generally for 90 days beyond a product's rental term, which the Company records an estimated liability for potential service calls. Estimated service calls are based on historical factors, such as number of service calls, replacement parts and labor costs. The Company has not experienced significant service calls for products beyond its rental term.

                             RAINBOW RENTALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(17) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table represents certain unaudited financial information for the periods indicated:

                                                MARCH 31     JUNE 30  SEPTEMBER 30  DECEMBER 31
                                                --------    --------  ------------  -----------
Year ended December 31, 2003
  Revenue                                       $ 25,745    $ 25,775    $ 25,437    $ 25,716
  Merchandise costs and store expenses            22,812      22,612      22,701      23,373
  Other operating expenses                         2,070       2,443       2,183       2,229
                                                --------    --------    --------    --------
  Operating income                                   863         720         553         114
  Interest and other expenses                        200         211         194         192
                                                --------    --------    --------    --------
  Operating income (loss)                            663         509         359         (78)
  Income tax expense (benefit)                       262         201         142         (31)
                                                --------    --------    --------    --------
  Net income (loss)                             $    401    $    308    $    217    $    (47)
                                                ========    ========    ========    ========

  Basic and diluted earnings (loss) per share   $   0.07    $   0.05    $   0.04    $  (0.01)
                                                ========    ========    ========    ========

Year ended December 31, 2002
  Revenue                                       $ 24,965    $ 24,835    $ 24,344    $ 25,123
  Merchandise costs and store expenses            22,075      21,571      21,578      22,305
  Other operating expenses                         1,757       2,160       2,007       1,957
                                                --------    --------    --------    --------
  Operating income (loss)                          1,133       1,104         759         861
  Interest and other expenses                        242         224         191         203
                                                --------    --------    --------    --------
  Income from continuing operations,
       before income taxes                           891         880         568         658
  Income taxes                                       360         355         209         260
                                                --------    --------    --------    --------
  Income from continuing operations                  531         525         359         398
  Loss on discontinued operations, net of tax         (2)        (49)        (25)        (96)
                                                --------    --------    --------    --------
  Net income                                    $    529    $    476    $    334    $    302
                                                ========    ========    ========    ========

  Basic and diluted earnings per share          $   0.09    $   0.08    $   0.06    $   0.05
                                                ========    ========    ========    ========

  Basic and diluted loss per share
       from discontinued operations             $      -    $  (0.01)   $      -    $  (0.02)
                                                ========    ========    ========    ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RAINBOW RENTALS, INC.

                                By: /s/ WAYLAND J. RUSSELL
                                    --------------------------------
                                    Wayland J. Russell
                                    Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 5, 2004.

SIGNATURES                      TITLE

/s/ WAYLAND J. RUSSELL          Chairman, Chief Executive Officer and Director
--------------------------
Wayland J. Russell

/s/ S. ROBERT HARRIS            Chief Operating Officer
--------------------------
S. Robert Harris

/s/ MICHAEL J. VIVEIROS         President and Director
--------------------------
Michael J. Viveiros

/s/ MICHAEL A. PECCHIA          Chief Financial Officer
--------------------------
Michael A. Pecchia

/s/ BRIAN L. BURTON             Director
--------------------------
Brian L. Burton

/s/ ROBERT A. GLICK             Director
--------------------------
Robert A. Glick

/s/ IVAN J. WINFIELD            Director
--------------------------
Ivan J. Winfield

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                      DESCRIPTION OF DOCUMENT
--------                                     -----------------------
  2.1*        Agreement and Plan of Merger, dated February 4, 2004, by and among Registrant,
              Rent-A-Center, Inc., and Eagle Acquisition Sub, Inc.

  3.1 (1)     Amended and Restated Articles of Incorporation

  3.2 (1)     Amended and Restated Code of Regulations

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

 10.1 (1)     1998 Stock Option Plan

 10.2 (1)     Lease by and between the Company and Rainbow Properties, Ltd. dated January 1, 1996 for the Company's principal executive offices

 10.3*        Lease termination agreement by and between Rainbow Properties, Ltd. and the Company dated February 19, 2004.

 10.4 (3)     Severance Agreement and Mutual Release, dated May 1, 2003, between Registrant and
              Lawrence S. Hendricks

 10.5 (3)     Letter of Employment, dated May 6, 2003, between Registrant and S. Robert Harris

 10.6*        Letter, dated February 4, 2004, to Wayland J. Russell

 10.7*        Letter, dated February 4, 2004, to Michael J. Viveiros

 10.8*        Letter, dated February 4, 2004, to Michael A. Pecchia

 10.9*        Change-in-Control Agreement, dated February 4, 2004, between Registrant and S. Robert
              Harris

   14*        Code of Ethics for Executive Officers and All Senior Financial Officers

   23*        Consent of Independent Public Accountants

 31.1*        CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2*        CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32*        CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley act of 2002

(1) Incorporated by reference to an exhibit included in the Company's Registration Statement on Form S-1 (file no. 333-48769).

(2) Incorporated by reference to an exhibit included in the Company's 2001 Annual Report on Form 10-K.

(3) Incorporated by reference to an exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*   Filed Herewith