Form 10-K/A
period 2003-12-31
RAINBOW RENTALS INC
filed 2004-04-13
CIK 1058441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                         ANNEX D

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) Yes [
]     No [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $12.3 million at June 30, 2003. The number of common shares outstanding at March 1, 2004 was 5,931,819.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Rainbow Rentals, Inc. (the "Company") is filing this Amendment No. 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed by the Company on March 5, 2004 to revise an unintentional typographical error to the total liabilities and shareholders' equity on the consolidated balance sheet. The Company also revised the signature page to include its Chief Accounting Officer. The Company is not making any other changes to the 10-K originally filed on March 5, 2004. For convenience and ease of reference, the Company is filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in the amendment is as of March 5, 2004, the filing date of the Annual Report of Form 10-K for the year ended December 31, 2003. This Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with the Company's filings with the Securities and Exchange Commission.

                             RAINBOW RENTALS, INC.

                                     INDEX

                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   10
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   22
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   22
Item 9A.  Controls and Procedures.....................................   22

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   23
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   27
Item 14.  Principal Accountant Fees and Services......................   27

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   28
Signatures............................................................   46

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

STORES

     As of December 31, 2003, Rainbow operated 125 stores in fifteen states, as set forth in the following table:

                                                              NUMBER OF
LOCATION                                                       STORES
--------                                                      ---------
Ohio........................................................     27
Pennsylvania................................................     22
Massachusetts...............................................     11
Michigan....................................................     11
South Carolina..............................................      8
Tennessee...................................................      8
Connecticut.................................................      7
North Carolina..............................................      7
Virginia....................................................      7
New York....................................................      5
Kentucky....................................................      4
Rhode Island................................................      3
Indiana.....................................................      2
Maryland....................................................      2
Georgia.....................................................      1

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

     The following table shows the quarterly high and low trade prices of the common shares for the years ended 2003 and 2002.

                                                            2003             2002
                                                        -------------   --------------
                                                        HIGH     LOW     HIGH     LOW
                                                        -----   -----   ------   -----
Quarter ended March 31................................  $6.04   $4.05   $ 8.25   $6.25
Quarter ended June 30.................................   6.13    4.93    10.24    6.56
Quarter ended September 30............................   6.85    5.40     7.24    4.35
Quarter ended December 31.............................   8.31    6.05     7.47    4.26

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2003, regarding shares outstanding and available for issuance under the Company's existing stock option plan:

                                            (A)                     (B)                    (C)
                                    --------------------   ---------------------   -------------------
                                         NUMBER OF
                                      SECURITIES TO BE
                                        ISSUED UPON          WEIGHTED AVERAGE           NUMBER OF
                                        EXERCISE OF          EXERCISE PRICE OF         SECURITIES
                                        OUTSTANDING             OUTSTANDING             REMAINING
                                     OPTIONS, WARRANTS       OPTIONS, WARRANTS        AVAILABLE FOR
PLAN CATEGORY                            AND RIGHTS             AND RIGHTS           FUTURE ISSUANCE
-------------                       --------------------   ---------------------   -------------------
Equity compensation plans approved
  by security holders.............        583,034                  $7.95                 10,882
Equity compensation plans not
  approved by security holders....             --                     --                     --
                                          -------                  -----                 ------
Total.............................        583,034                  $7.95                 10,882
                                          =======                  =====                 ======

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

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Income Data:
  Revenues
     Rental revenue..............  $   96,826   $   93,239   $   88,770   $   86,099   $   75,932
     Fees........................       2,679        2,728        2,697        2,849        2,639
     Merchandise sales...........       3,168        3,300        3,088        2,947        2,287
                                   ----------   ----------   ----------   ----------   ----------
          Total revenues.........     102,673       99,267       94,555       91,895       80,858
  Operating expenses
     Merchandise costs...........      33,346       33,995       33,310       30,775       26,758
     Store expenses
       Salaries and related......      26,849       24,393       22,713       21,774       18,374
       Occupancy.................      10,022        9,480        8,607        7,464        6,027
       Advertising...............       6,884        6,167        5,928        4,430        3,662
       Other expenses............      14,397       13,494       13,258       12,388       10,719
                                   ----------   ----------   ----------   ----------   ----------
          Total store expenses...      58,152       53,534       50,506       46,056       38,782
                                   ----------   ----------   ----------   ----------   ----------
          Total merchandise costs
            and store expenses...      91,498       87,529       83,816       76,831       65,540
     General and administrative
       expenses..................       8,765        7,706        7,160        6,340        5,176
     Amortization of goodwill and
       noncompete agreements.....         160          175          689          608          456
                                   ----------   ----------   ----------   ----------   ----------
          Total operating
            expenses.............     100,423       95,410       91,665       83,779       71,172
                                   ----------   ----------   ----------   ----------   ----------
          Operating income.......       2,250        3,857        2,890        8,116        9,686
  Interest expense...............         570          632          689          933          697
  Other expense, net.............         227          228          227          284          361
                                   ----------   ----------   ----------   ----------   ----------
          Income from continuing
            operations, before
            income taxes.........       1,453        2,997        1,974        6,899        8,628
  Income taxes...................         574        1,184          800        2,794        3,580
                                   ----------   ----------   ----------   ----------   ----------
          Income from continuing
            operations...........         879        1,813        1,174        4,105        5,048
  Discontinued operations
     Loss from operations of
       discontinued store
       including loss on
       disposal, net of tax......          --         (172)          --           --           --
                                   ----------   ----------   ----------   ----------   ----------
          Net income.............  $      879   $    1,641   $    1,174   $    4,105   $    5,048
                                   ==========   ==========   ==========   ==========   ==========

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          Basic and diluted
            earnings per common
            share from continuing
            operations...........  $     0.15   $     0.31   $     0.20   $     0.69   $     0.85
                                   ==========   ==========   ==========   ==========   ==========
          Basic and diluted
            earnings per common
            share................  $     0.15   $     0.28   $     0.20   $     0.69   $     0.85
                                   ==========   ==========   ==========   ==========   ==========
     Weighted average common
       shares outstanding:
          Basic..................   5,929,435    5,928,006    5,925,735    5,925,735    5,925,735
          Diluted................   5,940,598    5,940,606    5,940,999    5,930,157    5,930,887
  Pro forma net income data:
     Net income as reported......  $      879   $    1,641   $    1,174   $    4,105   $    5,048
     Pro forma adjustment for
       goodwill amortization,
       net.......................          --           --          312          287          212
                                   ----------   ----------   ----------   ----------   ----------
     Pro forma net income........  $      879   $    1,641   $    1,486   $    4,392   $    5,260
                                   ==========   ==========   ==========   ==========   ==========
  Pro forma basic and diluted
     income per common share.....  $     0.15   $     0.28   $     0.25   $     0.74   $     0.89
                                   ==========   ==========   ==========   ==========   ==========
Operating Data:
  Stores open at end of period...         125          122          113          110           92
  Comparable store revenue
     growth(1)...................        (1.0)%        1.4%        (4.3)%        1.7%         4.4%

---------------

(1) Comparable store revenue growth is the percentage increase (decrease) in revenue from the same number of stores over a two-year period. Only stores that have been open 12 months in both periods are included in the comparison.

                                                   YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------
                                        2003      2002      2001      2000      1999
                                       -------   -------   -------   -------   -------
                                                   (DOLLARS IN THOUSANDS)
Balance Sheet Data:
  Rental-purchase merchandise, net...  $40,545   $39,342   $39,330   $36,545   $33,042
  Total assets.......................   63,651    60,913    60,121    58,429    50,324
  Total long-term debt...............    6,154     7,550     9,440    12,340    10,522
  Total liabilities..................   23,930    22,088    22,956    22,438    18,438
  Shareholders' equity...............   39,721    38,825    37,165    35,991    31,886

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of total revenues.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Revenues
  Rental revenue............................................   94.3%    93.9%    93.9%
  Fees......................................................    2.6      2.8      2.8
  Merchandise sales.........................................    3.1      3.3      3.3
                                                              -----    -----    -----
       Total revenues.......................................  100.0    100.0    100.0
Operating expenses
  Merchandise costs.........................................   32.5     34.2     35.2
  Store expenses
     Salaries and related...................................   26.1     24.6     24.0
     Occupancy..............................................    9.8      9.5      9.1
     Advertising............................................    6.7      6.2      6.3
     Other expenses.........................................   14.0     13.6     14.0
                                                              -----    -----    -----
       Total store expenses.................................   56.6     53.9     53.4
                                                              -----    -----    -----
       Total merchandise costs and store expenses...........   89.1     88.1     88.6

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
General and administrative expenses.........................    8.5      7.8      7.6
Amortization of goodwill and noncompete agreements..........    0.2      0.2      0.7
                                                              -----    -----    -----
       Total operating expenses.............................   97.8     96.1     96.9
                                                              -----    -----    -----
       Operating income.....................................    2.2      3.9      3.1
Interest expense............................................    0.6      0.6      0.7
Other expense, net..........................................    0.2      0.2      0.2
                                                              -----    -----    -----
       Income from continuing operations, before income
          taxes.............................................    1.4      3.1      2.2
Income taxes................................................    0.5      1.2      0.9
                                                              -----    -----    -----
       Income from continuing operations....................    0.9      1.9      1.3
Loss on discontinued operations, net of tax.................     --     (0.2)      --
                                                              -----    -----    -----
       Net income...........................................    0.9      1.7      1.3
Pro forma adjustment for goodwill amortization, net of
  tax.......................................................     --       --      0.3
                                                              -----    -----    -----
       Pro forma net income.................................    0.9      1.7      1.6
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

     The following table summarizes the Company's approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2003:

                                      LESS THAN                           MORE THAN
                                       1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS     TOTAL
                                      ---------   ---------   ---------   ---------   -------
Operating lease obligations.........   $8,805      $11,557     $4,468       $609      $25,439
Long-term debt......................       --        5,725         --         --        5,725
Debt from variable interest
  entity............................       --          429         --         --          429
                                       ------      -------     ------       ----      -------
                                       $8,805      $17,711     $4,468       $609      $31,593
                                       ======      =======     ======       ====      =======

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                       PRINCIPAL OCCUPATION
                                                         PAST FIVE YEARS,              DIRECTOR
       NAME OF DIRECTOR/OFFICER         AGE            OTHER DIRECTORSHIPS              SINCE
       ------------------------         ---   --------------------------------------   --------
Wayland J. Russell....................  52    Chairman of the Board and Chief            1986
                                              Executive Officer of the Company since
                                              February 1997, having previously
                                              served as the Company's President
                                              since its inception in 1986.
Michael J. Viveiros...................  48    President of the Company since             1986
                                              February 1997, having previously
                                              served as Vice President since the
                                              Company's inception in 1986.
Brian L. Burton.......................  63    Business Consultant and Executive Vice     1998
                                              President and Chief Financial Officer
                                              of KST Coatings Manufacturing, Inc.
                                              since 2002, a manufacturer of roofing
                                              products. Prior thereto, Mr. Burton
                                              was President of Vertical
                                              Merchandising Systems, a distributor
                                              of impulse merchandising systems to
                                              supermarkets, for over five years.
Ivan J. Winfield......................  69    Associate Professor at Baldwin-Wallace     1998
                                              College, Cleveland, Ohio, and business
                                              consultant since 1995. Prior thereto,
                                              Mr. Winfield was Managing Partner of
                                              Coopers & Lybrand, Cleveland, Ohio
                                              from 1978 to 1994. He is a director of
                                              Boykin Lodging Co. and HMI Industries,
                                              Inc.
Robert A. Glick.......................  57    Chairman and Chief Executive Officer       2001
                                              of Dots, LLC., a retailer of women's
                                              apparel. He is a director of the
                                              National Retail Federation and
                                              Chairman of the Advisory Board of the
                                              Shannon Rodgers and Jerry Silverman
                                              School of Fashion Design and
                                              Merchandising at Kent State
                                              University.
S. Robert Harris......................  56    Chief Operating Officer of the Company      N/A
                                              since May 2003, having previously
                                              served as Regional Supervisor since
                                              joining the Company in January 2003.
                                              Prior thereto, Mr. Harris served as
                                              Chairman and Chief Executive Officer
                                              of Texas Shamrock Homes, a retailer of
                                              manufactured housing in Texas.
Michael A. Pecchia....................  43    Chief Financial Officer of the Company      N/A
                                              since February 1997, having previously
                                              served as Treasurer since June 1991.

ITEM 11.  EXECUTIVE COMPENSATION

                        EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth certain information with respect to the compensation earned during the years ended December 31, 2003, 2002 and 2001, respectively, by the Chief Executive Officer and all other named Executive Officers of the Company whose annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                            ANNUAL COMPENSATION            ------------------------
                                    ------------------------------------   OPTION
                                                          OTHER ANNUAL     AWARDS      ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS    COMPENSATION(1)    (#)     COMPENSATION(2)
---------------------------  ----   --------   -------   ---------------   ------   ---------------
Wayland J. Russell.........  2003   $322,008   $58,879       $33,894            0       $6,348
  Chief Executive Officer    2002    322,563    58,724        41,978            0        6,727
                             2001    322,008    50,000        21,258            0        9,805

S. Robert Harris...........  2003    153,545         0        10,561       40,000        1,990
  Chief Operating Officer

Michael J. Viveiros........  2003    219,000    44,637        16,317            0        2,168
  President                  2002    223,277    43,850        23,619            0        2,595
                             2001    243,000    44,000        17,197            0        3,827

Michael A. Pecchia.........  2003    140,000    18,750        19,320            0          243
  Secretary and Chief        2002    125,000    18,750        18,577            0          243
  Financial Officer          2001    125,000    18,750        19,602            0        1,237

Lawrence S. Hendricks(3)...  2003     81,000    18,750        13,110            0        1,805
  Chief Operating Officer    2002    243,243    37,500        21,903            0        2,340
                             2001    243,000    41,600        13,994            0        3,557

---------------

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

                             OPTION GRANTS IN 2003

                                                                                  POTENTIAL REALIZABLE
                       NUMBER OF    INDIVIDUAL GRANTS                               VALUE OF ASSUMED
                       SECURITIES   PERCENT OF TOTAL                              ANNUAL RATES OF STOCK
                       UNDERLYING    OPTIONS GRANTED                             PRICE APPRECIATION FOR
                        OPTIONS      TO EMPLOYEES IN    EXERCISE                       OPTION TERM
                        GRANTED        FISCAL 2003      PRICE PER   EXPIRATION   -----------------------
NAME(1)                  (#)(2)            (%)            SHARE        DATE          5%          10%
-------                ----------   -----------------   ---------   ----------   ----------   ----------
S. Robert Harris.....    10,000            7.7            $5.24      4/1/2013     $ 32,954     $ 83,512
S. Robert Harris.....    30,000           23.2            $5.35     5/14/2013     $100,938     $255,795

---------------

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

                                                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                           SHARES                   UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                          ACQUIRED      VALUE       OPTIONS AT 12/31/03 (#)           12/31/03 ($)(1)
                         ON EXERCISE   REALIZED   ---------------------------   ---------------------------
NAME                         (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   --------   -----------   -------------   -----------   -------------
Wayland J. Russell.....       0           0              0              0            0                 0
Michael J. Viveiros....       0           0              0              0            0                 0
S. Robert Harris.......       0           0              0         40,000            0           $91,100
Michael A. Pecchia.....       0           0         60,000              0            0                 0
Lawrence S.
  Hendricks............       0           0              0              0            0                 0

---------------

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

NAMES AND, WHERE NECESSARY,                                  NUMBER OF SHARES    OWNERSHIP
ADDRESSES OF BENEFICIAL OWNERS(1)                           BENEFICIALLY OWNED   PERCENTAGE
---------------------------------                           ------------------   ----------
Wayland J. Russell........................................      2,536,675           42.7%
Michael J. Viveiros.......................................        255,620            4.3%
S. Robert Harris..........................................          3,334(2)
Michael A. Pecchia........................................         60,000(3)         1.0%
Ivan J. Winfield..........................................         12,000(4)           *
Brian L. Burton...........................................         15,000(4)           *
Robert A. Glick...........................................          7,667(5)           *
Wasatch Advisors, Inc. ...................................        951,301(6)        16.0%
  150 Social Hall Ave.
  Salt Lake City, UT 84111
Lawrence S. Hendricks.....................................        548,240            9.2%
  550 Boardman-Poland Road
  Boardman, Ohio 44512
Aaron Rents, Inc. ........................................        474,500(7)         8.0%
  309 E. Paces Ferry Road
  Atlanta, GA 30305-2377
All Directors and Executive Officers of the Company (7          2,890,296(8)        47.9%
  Persons)................................................

---------------

 *  Less than one percent

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During 2003, the Company retained its independent public accountants, KPMG LLP, to provide services in the following categories and amounts:

                                                                2003       2002
                                                              --------   --------
Audit Fees..................................................  $165,000   $133,000
Tax Fees....................................................     5,000      2,000
                                                              --------   --------
Total.......................................................  $170,000   $135,000
                                                              ========   ========

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

Independent Auditors' Report................................  28
Consolidated Balance Sheets as of December 31, 2003 and       29
  2002......................................................
Consolidated Statements of Income for the Years Ended         30
  December 31, 2003, 2002 and 2001..........................
Consolidated Statements of Shareholders' Equity for the       31
  Years Ended December 31, 2003, 2002 and 2001..............
Consolidated Statements of Cash Flows for the Years Ended     32
  December 31, 2003, 2002 and 2001..........................
Notes to Consolidated Financial Statements..................  33

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

                                          /s/ KPMG LLP
                                          --------------------------------------
                                          KPMG LLP

Cleveland, Ohio
February 26, 2004

                             RAINBOW RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $   669      $ 1,080
  Rental-purchase merchandise, net..........................    40,545       39,342
  Income tax receivable.....................................        --          939
  Prepaid expenses and other current assets.................     2,264        1,926
                                                               -------      -------
     Total current assets...................................    43,478       43,287
Property and equipment, net.................................     6,374        5,558
Deferred income taxes.......................................     4,230        1,989
Goodwill....................................................     9,236        9,236
Other assets, net...........................................       333          843
                                                               -------      -------
     Total assets...........................................   $63,651      $60,913
                                                               =======      =======

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Deferred revenue..........................................   $ 1,075      $ 1,215
  Accounts payable..........................................     1,550        2,175
  Accrued compensation and related costs....................     2,971        2,402
  Other liabilities and accrued expenses....................     3,209        2,403
  Deferred income taxes.....................................     8,888        6,343
                                                               -------      -------
     Total current liabilities..............................    17,693       14,538
Long-term debt..............................................     6,154        7,550
Minority interest...........................................        83           --
                                                               -------      -------
     Total liabilities......................................    23,930       22,088
Commitments and contingencies
Shareholders' equity
  Serial preferred stock, no par value; 2,000,000 shares
     authorized, none issued................................        --           --
  Common stock, no par value; 10,000,000 shares authorized,
     6,392,610 issued, 5,931,819 outstanding at December 31,
     2003 and 5,929,319 outstanding at December 31, 2002....    11,039       11,039
  Additional paid-in capital................................        11            4
  Retained earnings.........................................    30,553       29,674
  Treasury stock, at cost, 460,791 shares at December 31,
     2003 and 463,291 shares at December 31, 2002...........    (1,882)      (1,892)
                                                               -------      -------
     Total shareholders' equity.............................    39,721       38,825
                                                               -------      -------
     Total liabilities and shareholders' equity.............   $63,651      $60,913
                                                               =======      =======

          See accompanying notes to consolidated financial statements.

                             RAINBOW RENTALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Revenues
  Rental revenue............................................  $   96,826   $   93,239   $   88,770
  Fees......................................................       2,679        2,728        2,697
  Merchandise sales.........................................       3,168        3,300        3,088
                                                              ----------   ----------   ----------
       Total revenues.......................................     102,673       99,267       94,555
Operating expenses
  Merchandise costs.........................................      33,346       33,995       33,310
  Store expenses
    Salaries and related....................................      26,849       24,393       22,713
    Occupancy...............................................      10,022        9,480        8,607
    Advertising.............................................       6,884        6,167        5,928
    Other expenses..........................................      14,397       13,494       13,258
                                                              ----------   ----------   ----------
       Total store expenses.................................      58,152       53,534       50,506
                                                              ----------   ----------   ----------
       Total merchandise costs and store expenses...........      91,498       87,529       83,816
  General and administrative expenses.......................       8,765        7,706        7,160
  Amortization of intangibles...............................         160          175          689
                                                              ----------   ----------   ----------
       Total operating expenses.............................     100,423       95,410       91,665
                                                              ----------   ----------   ----------
       Operating income.....................................       2,250        3,857        2,890
Interest expense............................................         570          632          689
Other expense, net..........................................         227          228          227
                                                              ----------   ----------   ----------
       Income from continuing operations, before income
         taxes..............................................       1,453        2,997        1,974
Income tax expense..........................................         574        1,184          800
                                                              ----------   ----------   ----------
       Income from continuing operations....................         879        1,813        1,174
Discontinued operations
  Loss from operations of discontinued store, including loss
    on disposal, net of tax.................................          --         (172)          --
                                                              ----------   ----------   ----------
       Net income...........................................  $      879   $    1,641   $    1,174
                                                              ==========   ==========   ==========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Basic earnings per share from continuing operations.......  $     0.15   $     0.31   $     0.20
  Basic loss per share from discontinued operations.........          --        (0.03)          --
                                                              ----------   ----------   ----------
       Basic earnings per share.............................  $     0.15   $     0.28   $     0.20
                                                              ==========   ==========   ==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Diluted earnings per share from continuing operations.....  $     0.15   $     0.31   $     0.20
  Diluted loss per share from discontinued operations.......          --        (0.03)          --
                                                              ----------   ----------   ----------
       Diluted earnings per share...........................  $     0.15   $     0.28   $     0.20
                                                              ==========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic.....................................................   5,929,435    5,928,006    5,925,735
                                                              ==========   ==========   ==========
  Diluted...................................................   5,940,598    5,940,606    5,940,999
                                                              ==========   ==========   ==========
PRO FORMA NET INCOME DATA:
  Net income as reported....................................  $      879   $    1,641   $    1,174
  Pro forma adjustment for goodwill amortization, net of
    tax.....................................................          --           --          312
                                                              ----------   ----------   ----------
  Pro forma net income......................................  $      879   $    1,641   $    1,486
                                                              ==========   ==========   ==========
PRO FORMA EARNINGS PER COMMON SHARE:
  Basic.....................................................  $     0.15   $     0.28   $     0.25
                                                              ==========   ==========   ==========
  Diluted...................................................  $     0.15   $     0.28   $     0.25
                                                              ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                             RAINBOW RENTALS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             ---------------------------------------------------------------------------
                                COMMON STOCK                                                   TOTAL
                             -------------------     ADDITIONAL      RETAINED   TREASURY   SHAREHOLDERS'
                              SHARES      COST     PAID-IN CAPITAL   EARNINGS    STOCK        EQUITY
                             ---------   -------   ---------------   --------   --------   -------------
                                                       (DOLLARS IN THOUSANDS)
Balance at December 31,
  2000.....................  5,925,735   $11,039         $--         $26,859    $(1,907)      $35,991
  Net income...............         --        --          --           1,174         --         1,174
                             ---------   -------         ---         -------    -------       -------
Balance at December 31,
  2001.....................  5,925,735    11,039          --          28,033     (1,907)       37,165
  Exercise of stock
     options...............      3,584        --           4              --         15            19
  Net income...............         --        --          --           1,641         --         1,641
                             ---------   -------         ---         -------    -------       -------
Balance at December 31,
  2002.....................  5,929,319    11,039           4          29,674     (1,892)       38,825
  Exercise of stock
     options...............      2,500        --           7              --         10            17
  Net income...............         --        --          --             879         --           879
                             ---------   -------         ---         -------    -------       -------
Balance at December 31,
  2003.....................  5,931,819   $11,039         $11         $30,553    $(1,882)      $39,721
                             =========   =======         ===         =======    =======       =======

          See accompanying notes to consolidated financial statements.

                             RAINBOW RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities
  Income from continuing operations.........................  $    879   $  1,813   $  1,174
  Reconciliation of income from continuing operations to net cash provided by operating activities of continuing
    operations
    Depreciation of property and equipment and amortization
       of intangibles.......................................     2,444      2,480      2,990
    Depreciation and write-down of rental-purchase
       merchandise..........................................    26,550     27,635     26,950
    Purchases of rental-purchase merchandise................   (34,847)   (34,030)   (36,169)
    Rental-purchase merchandise disposed, net...............     7,094      6,511      6,414
    Deferred income taxes...................................       304      1,924        212
    Write-off of goodwill from sale of store................        --         --        260
    (Gain) loss on disposal of assets.......................        (3)       128       (100)
    (Increase) decrease in
       Income tax receivable................................       939       (826)       778
       Prepaid expenses and other assets....................      (330)       296       (450)
    Increase (decrease) in
       Accounts payable.....................................      (625)    (1,742)     1,514
       Accrued income taxes.................................        --       (306)       306
       Accrued compensation and related costs...............       569        320        557
       Deferred revenue and other liabilities and accrued
         expenses...........................................       666        210        840
                                                              --------   --------   --------
         Net cash provided by operating activities of
           continuing operations............................     3,640      4,413      5,276
         Net cash used in operating activities of
           discontinued operations..........................        --       (197)        --
                                                              --------   --------   --------
         Net cash provided by operating activities..........     3,640      4,216      5,276
                                                              --------   --------   --------
Cash flows from investing activities
  Purchase of property and equipment, net...................    (2,290)    (2,494)    (2,017)
  Proceeds from the sale of assets..........................        39         98        349
  Cash from consolidation of Rainbow Properties, Ltd........         8         --         --
  Acquisitions..............................................        --       (315)      (245)
                                                              --------   --------   --------
         Net cash used in investing activities of continuing
           operations.......................................    (2,243)    (2,711)    (1,913)
         Net cash used in investing activities of
           discontinued operations..........................        --        (58)        --
                                                              --------   --------   --------
         Net cash used in investing activities..............    (2,243)    (2,769)    (1,913)
                                                              --------   --------   --------
Cash flows from financing activities
  Proceeds from long-term debt..............................    30,475     35,164     27,070
  Current installments and repayments of long-term debt.....   (32,300)   (37,054)   (29,970)
  Proceeds from stock option exercises......................        17         19         --
  Loan fees paid............................................        --       (335)       (50)
                                                              --------   --------   --------
         Net cash used in financing activities..............    (1,808)    (2,206)    (2,950)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........      (411)      (759)       413
Cash and cash equivalents at beginning of period............     1,080      1,839      1,426
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $    669   $  1,080   $  1,839
                                                              ========   ========   ========
Supplemental cash flow information
  Net cash paid (received) during the period for
    Interest................................................  $    469   $    488   $    694
    Income taxes............................................      (730)       560       (348)

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

                             RAINBOW RENTALS, INC.

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

                             RAINBOW RENTALS, INC.

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

                                                           2003        2002       2001
                                                         ---------   ---------   -------
Risk-free interest rate................................       4.16%       4.42%     4.25%
Expected life of options...............................  7.1 years   7.8 years   7 years
Expected stock price volatility........................         44%         60%       55%
Dividend yield.........................................          0%          0%        0%

     The Company did not recognize any compensation expense related to the issuance of stock options during the years ended December 31, 2003, 2002 and 2001. Had compensation cost for stock options been measured using SFAS No. 123, the pro forma amounts for the years ended December 31, 2003, 2002 and 2001 are indicated below.

                                                              2003     2002     2001
                                                              -----   ------   ------
Net income
  As reported...............................................  $ 879   $1,641   $1,174
  Pro forma.................................................    726    1,444      923
Basic and diluted earnings per common share
  As reported...............................................   0.15     0.28     0.20
  Pro forma.................................................   0.12     0.24     0.16

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

                             RAINBOW RENTALS, INC.

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

     Acquisition activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                              2003    2002   2001
                                                              -----   ----   ----
Goodwill....................................................  $ --    $138   $ 93
Rental-purchase merchandise.................................    --     127    127
Other.......................................................    --      50     25
                                                              -----   ----   ----
Purchase price..............................................  $ --    $315   $245
                                                              =====   ====   ====

(3)  RENTAL-PURCHASE MERCHANDISE

     Following is a summary of rental-purchase merchandise at December 31, 2003 and 2002:

                                                               2003      2002
                                                              -------   -------
On rent
  Original cost.............................................  $59,666   $58,091
  Less accumulated depreciation.............................   27,568    27,131
                                                              -------   -------
                                                               32,098    30,960
Held for rent
  Original cost.............................................   11,944    12,150
  Less accumulated depreciation.............................    3,497     3,768
                                                              -------   -------
                                                                8,447     8,382
                                                              -------   -------
Total rental purchase merchandise, net......................  $40,545   $39,342
                                                              =======   =======

                             RAINBOW RENTALS, INC.

(4)  PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following at December 31, 2003 and 2002:

                                                               2003      2002
                                                              -------   -------
Land........................................................  $   169   $    --
Buildings...................................................      425        --
Vehicles....................................................      284       286
Leasehold improvements......................................   10,088     8,656
Computer equipment..........................................    1,805     1,574
Office equipment............................................    3,551     3,193
                                                              -------   -------
                                                               16,322    13,709
Less accumulated depreciation...............................    9,948     8,151
                                                              -------   -------
                                                              $ 6,374   $ 5,558
                                                              =======   =======

(5)  LONG-TERM DEBT

     The Company entered into a revolving financing agreement (the "Credit Facility") in January 2002 that matures in January 2005. The agreement allows the Company to borrow up to $25.0 million; however, borrowings are limited to 32% of the Company's rental purchase merchandise, less outstanding letters of credit, which totaled $2.9 million at December 31, 2003. Excess availability at December 31, 2003 was approximately $4.4 million. The Company's tangible assets, primarily rental purchase merchandise, serve as the security for the debt. The Company can elect interest to be charged on a portion of the outstanding debt balance at the London Interbank Offering Rate (LIBOR) plus a range of 250-325 basis points and the remaining debt balance, if any, would be at the prime rate plus a range of 50-125 basis points. In addition, the Company must pay a commitment fee equal to a range of 37.5 to 50 basis points per annum on the unused portion of the loan commitment. The interest rate ranges above are all dependent on the Company's most recent quarterly leverage ratio. Borrowings under the Credit Facility mature three years after the date of the loan. At December 31, 2003, the outstanding loan balance totaled $5.7 million with a weighted average interest rate of 5.78%. Long-term debt also included $429 in mortgage debt from the consolidation of Rainbow Properties, Ltd., a variable interest entity, with an interest rate of 8.0%. The above outstanding loans mature in 2005.

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

                             RAINBOW RENTALS, INC.

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

(7)  INCOME TAXES

     The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following components:

                                                              2003     2002    2001
                                                              -----   ------   ----
Current
  Federal...................................................  $  --   $ (816)  $467
  State and local...........................................    270       76    121
                                                              -----   ------   ----
                                                                270     (740)   588
Deferred
  Federal...................................................    497    1,798    205
  State and local...........................................   (193)     126      7
                                                              -----   ------   ----
                                                                304    1,924    212
                                                              -----   ------   ----
Income tax expense..........................................  $ 574   $1,184   $800
                                                              =====   ======   ====

     A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate is as follows:

                                                              2003     2002     2001
                                                             ------   ------   ------
Income from continuing operations, before income taxes.....  $1,453   $2,997   $1,974
Federal statutory tax rate.................................      34%      34%      34%
                                                             ------   ------   ------
                                                                494    1,019      671
State and local income taxes, net of Federal income tax
  benefit..................................................      51      133       84
Meals and entertainment and officers' life insurance
  premiums.................................................      28       22       19
Other......................................................       1       10       26
                                                             ------   ------   ------
                                                             $  574   $1,184   $  800
                                                             ======   ======   ======

                             RAINBOW RENTALS, INC.

     The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                               2003      2002
                                                              -------   -------
Deferred tax assets
  Property and equipment....................................  $ 1,109   $ 1,369
  Intangibles...............................................      516       428
  Employee benefit programs.................................      341       256
  Charitable contributions..................................      329       258
  Minimum tax credits.......................................      280       280
  Net operating loss carryforward...........................    1,995        --
  Other.....................................................        8        22
                                                              -------   -------
     Total deferred tax assets..............................    4,578     2,613
Deferred tax liabilities
  Rental purchase merchandise...............................   (8,567)   (6,621)
  Intangibles...............................................     (642)     (346)
  Other.....................................................      (27)       --
                                                              -------   -------
     Total deferred tax liabilities.........................   (9,236)   (6,967)
                                                              -------   -------
     Net deferred tax liability.............................  $(4,658)  $(4,354)
                                                              =======   =======

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

(8)  DISCONTINUED OPERATIONS

     The Company adopted SFAS No. 144, which superceded the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of an entity (rather than segment of a business). A component of an entity comprises of operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value, less cost to sell. The adoption of SFAS No. 144 resulted in the Company having a discontinued operation as a result of the sale of its Newark, Delaware store. There are no restatements necessary for 2003 and 2001 since the Company opened and sold this store in 2002.

                             RAINBOW RENTALS, INC.

     Operating results of discontinued operations were as follows for the year ended December 31, 2002:

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
Total revenues..............................................     $   41
Operating expenses
  Merchandise costs.........................................         10
  Store expenses
     Salaries and related...................................         56
     Occupancy..............................................         41
     Advertising............................................         48
     Other expenses.........................................         35
                                                                 ------
       Total store expenses.................................        180
                                                                 ------
       Total merchandise costs and store expenses...........        190
                                                                 ------
       Operating loss before income taxes...................       (149)
Income tax benefit..........................................        (59)
                                                                 ------
       Net loss from discontinued store.....................        (90)
Loss on disposal of discontinued store, net of tax..........        (82)
                                                                 ------
       Net loss from discontinued operations................     $ (172)
                                                                 ======
       Basic and diluted loss per share from discontinued
        operations..........................................     $(0.03)
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

YEAR ENDING DECEMBER 31,
------------------------
2004........................................................  $ 8,805
2005........................................................    6,881
2006........................................................    4,676
2007........................................................    2,807
2008........................................................    1,661
Thereafter..................................................      609
                                                              -------
Total minimum lease payments................................  $25,439
                                                              =======

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

                             RAINBOW RENTALS, INC.

on vested amounts credited to individual accounts. During 2003, 2002 and 2001, the Company contributed $32, $23 and $32, respectively.

(11)  OTHER ASSETS

     Following is a summary of other assets, net of accumulated amortization:

                                                              2003   2002
                                                              ----   ----
Non-compete agreements, net.................................  $188   $576
Loan fees, net..............................................   111    223
Deposits and other..........................................    34     44
                                                              ----   ----
Other assets, net...........................................  $333   $843
                                                              ====   ====

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

     Following is activity under the plan during the years ended December 31, 2003, 2002 and 2001:

                                     2003                 2002                 2001
                              ------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                                        AVERAGE              AVERAGE              AVERAGE
                                        EXERCISE             EXERCISE             EXERCISE
                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                              -------   --------   -------   --------   -------   --------
Outstanding, beginning of
  year......................  522,366    $8.30     425,800    $8.58     359,800    $9.79
Granted.....................  129,500     5.88     114,500     6.92     121,000     5.24
Exercised...................   (2,500)    6.97      (3,584)    5.05          --       --
Forfeited...................  (66,332)    6.72     (14,350)    6.39     (55,000)    9.21
                              -------              -------              -------
Outstanding, end of year....  583,034    $7.95     522,366    $8.30     425,800    $8.58
                              =======    =====     =======    =====     =======    =====
Exercisable at end of
  year......................  360,495              320,788              256,602
                              =======              =======              =======
Available for grant at end
  of year...................   10,882               74,050              174,200
                              =======              =======              =======

                             RAINBOW RENTALS, INC.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                              -----------------------------------------   ----------------------
                                            WEIGHTED AVERAGE   WEIGHTED    NUMBER OF    WEIGHTED
                                               REMAINING       AVERAGE      OPTIONS     AVERAGE
                                NUMBER        CONTRACTUAL      EXERCISE    CURRENTLY    EXERCISE
RANGE OF EXERCISE PRICES      OUTSTANDING     LIFE (YEARS)      PRICE     EXERCISABLE    PRICE
------------------------      -----------   ----------------   --------   -----------   --------
$ 5.03 - $ 5.25.............     86,500           7.5           $ 5.17       41,668      $ 5.15
$ 5.35 - $ 6.00.............     90,000           9.3             5.78        6,667        6.00
$ 6.30 - $ 7.11.............     94,459           8.7             6.83       20,168        6.98
$ 7.42 - $ 7.88.............     37,375           7.6             7.68       19,792        7.78
$ 8.88 - $ 9.25.............     30,000           6.1             9.00       30,000        9.00
$ 9.75 - $10.00.............    234,700           4.4            10.00      234,700       10.00
$11.63......................     10,000           6.5            11.63        7,500       11.63
                                -------                                     -------
                                583,034           6.6           $ 7.95      360,495      $ 9.02
                                =======           ===           ======      =======      ======

(13)  EARNINGS PER SHARE

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents.

     The following table shows the amounts used in computing earnings per share for the years ended December 31, 2003, 2002 and 2001:

                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Numerator:
  Net income available to common shareholders....  $      879   $    1,641   $    1,174
Denominator:
  Basic weighted average shares..................   5,929,435    5,928,006    5,925,735
  Effect of dilutive stock options...............      11,163       12,600       15,264
                                                   ----------   ----------   ----------
  Diluted weighted average shares................   5,940,598    5,940,606    5,940,999
                                                   ==========   ==========   ==========
  Basic earnings per share.......................  $     0.15   $     0.28   $     0.20
                                                   ==========   ==========   ==========
  Diluted earnings per share.....................  $     0.15   $     0.28   $     0.20
                                                   ==========   ==========   ==========

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

                             RAINBOW RENTALS, INC.

(17)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table represents certain unaudited financial information for the periods indicated:

                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
Year ended December 31, 2003
  Revenue................................  $25,745    $25,775     $25,437        $25,716
  Merchandise costs and store expenses...   22,812     22,612      22,701         23,373
  Other operating expenses...............    2,070      2,443       2,183          2,229
                                           -------    -------     -------        -------
  Operating income.......................      863        720         553            114
  Interest and other expenses............      200        211         194            192
                                           -------    -------     -------        -------
  Operating income (loss)................      663        509         359            (78)
  Income tax expense (benefit)...........      262        201         142            (31)
                                           -------    -------     -------        -------
  Net income (loss)......................  $   401    $   308     $   217        $   (47)
                                           =======    =======     =======        =======
  Basic and diluted earnings (loss) per
     share...............................  $  0.07    $  0.05     $  0.04        $ (0.01)
                                           =======    =======     =======        =======
Year ended December 31, 2002
  Revenue................................  $24,965    $24,835     $24,344        $25,123
  Merchandise costs and store expenses...   22,075     21,571      21,578         22,305
  Other operating expenses...............    1,757      2,160       2,007          1,957
                                           -------    -------     -------        -------
  Operating income (loss)................    1,133      1,104         759            861
  Interest and other expenses............      242        224         191            203
                                           -------    -------     -------        -------
  Income from continuing operations,
     before income taxes.................      891        880         568            658
  Income taxes...........................      360        355         209            260
                                           -------    -------     -------        -------
  Income from continuing operations......      531        525         359            398
  Loss on discontinued operations, net of
     tax.................................       (2)       (49)        (25)           (96)
                                           -------    -------     -------        -------
  Net income.............................  $   529    $   476     $   334        $   302
                                           =======    =======     =======        =======
  Basic and diluted earnings per share...  $  0.09    $  0.08     $  0.06        $  0.05
                                           =======    =======     =======        =======
  Basic and diluted loss per share from
     discontinued operations.............  $    --    $ (0.01)    $    --        $ (0.02)
                                           =======    =======     =======        =======

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

              SIGNATURES                                       TITLE
              ----------                                       -----

        /s/ WAYLAND J. RUSSELL             Chairman, Chief Executive Officer and Director
--------------------------------------
          Wayland J. Russell


         /s/ S. ROBERT HARRIS                         Chief Operating Officer
--------------------------------------
           S. Robert Harris


       /s/ MICHAEL J. VIVEIROS                         President and Director
--------------------------------------
         Michael J. Viveiros


        /s/ MICHAEL A. PECCHIA              Chief Financial Officer (Serves as principal
--------------------------------------           accounting and financial officer)
          Michael A. Pecchia


         /s/ BRIAN L. BURTON                                  Director
--------------------------------------
           Brian L. Burton


         /s/ ROBERT A. GLICK                                  Director
--------------------------------------
           Robert A. Glick


         /s/ IVAN J. WINFIELD                                 Director
--------------------------------------
           Ivan J. Winfield

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                        DESCRIPTION OF DOCUMENT
  -------                        -----------------------
   2.1*        Agreement and Plan of Merger, dated February 4, 2004, by and among Registrant, Rent-A-Center, Inc., and Eagle Acquisition
               Sub, Inc.
   3.1(1)      Amended and Restated Articles of Incorporation
   3.2(1)      Amended and Restated Code of Regulations
   4.1(2)      Security Agreement dated as of January 11, 2002 between the
               Company and National City Bank, as agent
   4.2(2)      Credit Agreement dated as of January 11, 2002 by and among the Company and The Guarantors Party Thereto and National
               City Bank, as agent and The Other Banks Party Thereto
  10.1(1)      1998 Stock Option Plan
  10.2(1)      Lease by and between the Company and Rainbow Properties,
               Ltd. dated January 1, 1996 for the Company's principal
               executive offices
  10.3*        Lease termination agreement by and between Rainbow
               Properties, Ltd. and the Company dated February 19, 2004.
  10.4(3)      Severance Agreement and Mutual Release, dated May 1, 2003, between Registrant and Lawrence S. Hendricks
  10.5(3)      Letter of Employment, dated May 6, 2003, between Registrant and S. Robert Harris
  10.6*        Letter, dated February 4, 2004, to Wayland J. Russell
  10.7*        Letter, dated February 4, 2004, to Michael J. Viveiros
  10.8*        Letter, dated February 4, 2004, to Michael A. Pecchia
  10.9*        Change-in-Control Agreement, dated February 4, 2004, between
               Registrant and S. Robert Harris
 14*           Code of Ethics for Executive Officers and All Senior
               Financial Officers
 23*           Consent of Independent Public Accountants
  31.1*        CEO certification pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
  31.2*        CFO certification pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
 32*           CEO and CFO certification pursuant to Section 906 of the
               Sarbanes-Oxley act of 2002

---------------

(1) Incorporated by reference to an exhibit included in the Company's Registration Statement on Form S-1 (file no. 333-48769).

(2) Incorporated by reference to an exhibit included in the Company's 2001 Annual Report on Form 10-K.

(3) Incorporated by reference to an exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

 *  Filed Herewith